Form 10-Q
period 1996-06-30
RAILCAR TRUST NO 1992-1
filed 1996-11-14
CIK 882538

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934...............For the period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File Number 33-44946

                            RAILCAR TRUST NO. 1992-1
             (Exact name of Registrant as specified in its charter)

                Delaware                                  36-3822700
      (State or other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                   Identification No.)

                          c/o Wilmington Trust Company
                               Rodney Square North
                               1100 N. Market St.
                           Wilmington, Delaware 19890
              (Address of principal executive offices and ZIP code)

Registrant's telephone number, including area code:  (302) 651-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]  No [ ]
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

                            RAILCAR TRUST NO. 1992-1

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                           JUNE 30,      DECEMBER 31,
                                                                             1996            1995
                                                                           --------      -----------
                                     ASSETS

Cash and cash equivalents............................................      $    417      $       448

Restricted cash......................................................         3,095           18,885

Rent receivable from GE Capital Railcar Associates, Inc. ............        12,753           12,753

Prepaid expenses and other...........................................         1,109            1,234
                                                                           --------      -----------

       Total current assets..........................................        17,374           33,320

Rental equipment.....................................................       887,716          912,607

Deferred financing fees..............................................         3,543            4,075
                                                                           --------      -----------

Total assets.........................................................      $908,633      $   950,002
                                                                           ========      ===========

                          LIABILITIES AND TRUST DEFICIT

Accrued interest and other expenses..................................      $  7,680      $     8,621

Current maturities of long-term debt.................................        83,550           79,844
                                                                           --------      -----------

       Total current liabilities.....................................        91,230           88,465

Long-term debt:
   Trust notes.......................................................       759,429          795,498
   Secured indebtedness..............................................        48,567           70,255
                                                                           --------      -----------

       Total long-term debt..........................................       807,996          865,753

Minority interest in Partnership.....................................        10,452           10,784

Trust deficit:
   Capital distributions in excess of contributions                         (68,605)         (68,605)
   Cumulative net earnings...........................................        67,560           53,605
                                                                           --------      -----------

       Net trust deficit.............................................        (1,045)         (15,000)
                                                                           --------      -----------

Total liabilities and trust deficit..................................      $908,633      $   950,002
                                                                           ========      ===========





        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                 (IN THOUSANDS)



                                                         THREE MONTH PERIODS         SIX MONTH PERIODS
                                                           ENDED JUNE 30,             ENDED JUNE 30,

                                                         1996         1995            1996     1995
                                                         ----         ----            ----     ----

Rental revenue from GE Capital Railcar
Associates, Inc...................................    $ 38,258      $ 38,258       $ 76,517  $ 76,517
                                                      --------      --------       --------  --------

Operating expenses:
   Depreciation...................................     (12,446)      (12,446)       (24,891)  (24,891)
   General, administrative and other..............        (182)         (206)          (246)     (273)
                                                      --------      --------       --------  --------


       Total operating expenses...................     (12,628)      (12,652)       (25,137)  (25,164)
                                                      --------      --------       --------  --------


Operating income..................................      25,630        25,606         51,380    51,353

Interest expense..................................     (18,317)      (19,934)       (36,985)  (40,442)

Minority interest.................................        (220)         (219)          (440)     (439)
                                                      --------      --------       --------  --------

Net income........................................    $  7,093      $  5,453       $ 13,955  $ 10,472
                                                      ========      ========       ========  ========









        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                          SIX MONTH PERIODS ENDED
                                                                                  JUNE 30,

                                                                             1996           1995
                                                                             ----           ----
Operating activities:
   Net income........................................................  $     13,955    $   10,472
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation..................................................        24,891        24,891
       Amortized discount on debt and deferred financing fees                   688           783
       Income of minority interest...................................           440           439
       Changes in assets and liabilities, net:
         Restricted cash.............................................        15,790        15,846
         Rent receivable from GE Capital Railcar Associates, Inc.                --            --
         Other.......................................................          (897)         (596)
                                                                       ------------    ----------

       Net cash provided by operating activities ....................        54,867         51,835

Financing activities:
   Borrowings........................................................            --             --
   Principal payments on borrowings..................................       (54,126)       (51,099)
   Distribution to beneficiaries.....................................            --             --
   Cash contributed..................................................            --             --
   Distributions to minority interest................................          (772)          (772)
                                                                       ------------    -----------

       Net cash used in financing activities.........................       (54,898)       (51,871)
                                                                       ------------    -----------

Net increase (decrease) in cash......................................           (31)           (36)
Cash and equivalents at beginning of the period                                 448            472
                                                                       ------------    -----------

Cash and equivalents at end of the period............................  $        417    $       436
                                                                       ============    ===========

Supplemental cash flow information:

     Interest paid during the period.................................  $     37,391    $    40,481
                                                                       ============    ===========








        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A   BASIS OF PRESENTATION

Railcar Trust No. 1992-1 (the Trust) holds a majority interest in Railcar Associates, LP, a limited partnership (the Partnership). The Partnership leases approximately 59,000 railcars within the United States. GE Railcar Associates, Inc. (the Lessee) is the sole lessee of the railcars. The leases mature in 2004 with quarterly fixed rental payments totaling approximately $153 million annually. These rental payments are guaranteed by General Electric Capital Corporation. The Lessee has an option to purchase all, but not less than all, of the railcars under lease for approximately $500 million at the end of the lease. The Lessee is responsible for maintenance, taxes, insurance and other expenses involved with operating the railcars. The Lessee has an annual obligation to make certain contingent rental payments to the Partnership. No contingent rental payment was required in 1995 or 1994.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements for the periods shown.

The partnership has the following partners:


        PARTNER                                           INTEREST (%)

        Railcar Trust No. 1992-1                             98.99 %
        GE Railcar Associates, Inc.                           1.00 %
        GE Railcar Leasing Associates, Inc.                   0.01 %

The Partners share in profits or losses and distributions in accordance with a specific formula, as defined in the Amended and Restated Agreement of the Limited Partnership.



NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the financial results of the Trust and the Partnership. All inter-entity transactions have been eliminated.


Use of Estimates: The preparation of financial statements requires management to make estimates of assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Cash, Cash Equivalents, and Restricted Cash: The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying amount approximates fair value. Restricted cash balances represent short-term investments held by GECC. The investments are restricted as to the availability to the Partnership and are available only to service principal and interest payments on the Partnership's debt.



Rental Equipment: Rental equipment (railcars) are carried at cost, which is based upon the historical cost of the contributing partners. Railcars are depreciated to estimated residual value using the straight-line method over the term of the leases.


                                             JUNE 30,          DECEMBER 31,
                                               1996                1995
                                             --------          ------------
                                                   (IN THOUSANDS)

Rail cars (at cost).......................   $  1,388,582      $  1,388,582
Accumulated depreciation..................       (500,866)         (475,975)
                                             ------------      ------------

Net Book Value............................   $    887,716      $    912,607
                                             ============      ============



Income Taxes: The Trust does not provide for income taxes as the liability for such taxes is that of the beneficial owners of the Trust.




NOTE C   DEBT

 Debt consists of the following:



                                             JUNE 30,          DECEMBER 31,
                                               1996                1995
                                             --------          ------------
                                                   (IN THOUSANDS)


Trust notes...............................   $  818,995        $ 855,483
Secured indebtedness......................       72,551           90,114
                                             ----------        ---------
   Total debt.............................      891,546          945,597
Less:      Current maturities.............      (83,550)         (79,844)
                                             ----------        ---------
   Long-term debt.........................   $  807,996        $ 865,753
                                             ==========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Liquidity and Capital Resources

Substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership interest in the Partnership. No new borrowings have occurred during 1996.

Debt Maturities and Repayments

Current maturities of long-term debt of $83.5 million at June 30, 1996 represent debt which is being serviced from the cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first six months of both 1996 and 1995, on a consolidated basis the Trust received rental revenues of $76.5 million pursuant to the Leases. Operating income was $51.4 million for the first six months of both 1996 and 1995. Interest expense, net, was $37.0 million and $40.4 million for the first six months of 1996 and 1995, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $14.0 million and $10.5 million for the first six months of 1996 and 1995, respectively.

The Trust generated $54.9 million in cash from operating activities during the first six months of 1996. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $54.1 million was used in order to reduce borrowings and $.8 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $17.5 million to a total of $72.6 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $36.6 million to a total amount of $819.8 million at quarter-end.

During the first six months of 1996, no distributions were made to the holders of the Beneficial Interests in the Trust.

                                     PART II


ITEM 5.           OTHER INFORMATION

                  The Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       28.1 Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 for General Electric Capital Corporation.

                  (b)  Reports on Form 8-K

                        none

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14,1996                              RAILCAR TRUST NO. 1992-1


                                            By: /s/ John M. Beeson, Jr.
                                                --------------------------
                                                    John M. Beeson, Jr.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                Signature                                     Date

         /s/ John M. Beeson, Jr.                             8/14/96
--------------------------------------------        -------------------------
           John M. Beeson, Jr.
              Vice President




           /s/ Bruce L. Bisson                               8/14/96
--------------------------------------------        -------------------------
             Bruce L. Bisson
              Vice President

                                EXHIBIT INDEX


Exhibit
  No.                           Description
-------                         -----------

 28.1 Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 for General Electric Capital Corporation.