Form 10-Q
period 1996-09-30
RAILCAR TRUST NO 1992-1
filed 1996-11-14
CIK 882538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.........................For the period ended
         September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-44946

                           RAILCAR TRUST NO. 1992 - 1
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

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

================================================================================

                          PART I. FINANCIAL INFORMATION

                            RAILCAR TRUST NO. 1992-1

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  1996             1995
                                                             -------------     ------------
                                   ASSETS

Cash and cash equivalents ...............................      $     454        $     448

Restricted cash .........................................          1,446           18,885

Rent receivable from GE Capital Railcar Associates, Inc.          12,753           12,753

Prepaid expenses and other ..............................          1,061            1,234
                                                               ---------        ---------

       Total current assets .............................         15,714           33,320

Rental equipment ........................................        875,271          912,607

Deferred financing fees .................................          3,293            4,075
                                                               ---------        ---------

Total assets ............................................      $ 894,278        $ 950,002
                                                               =========        =========

                        LIABILITIES AND TRUST DEFICIT

Accrued interest and other expenses .....................      $   7,090        $   8,621

Current maturities of long-term debt ....................         84,859           79,844
                                                               ---------        ---------

       Total current liabilities ........................         91,949           88,465

Long-term debt:
   Trust notes ..........................................        737,311          795,498
   Secured indebtedness .................................         48,192           70,255
                                                               ---------        ---------

       Total long-term debt .............................        785,503          865,753

Minority interest in Partnership ........................         10,285           10,784

Trust (deficit) equity:
   Capital distributions in excess of contributions .....        (68,605)         (68,605)
   Cumulative net earnings ..............................         75,146           53,605
                                                               ---------        ---------

       Net trust (deficit) equity .......................          6,541          (15,000)
                                                               ---------        ---------

Total liabilities and trust (deficit) equity ............      $ 894,278        $ 950,002
                                                               =========        =========


        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                  THREE MONTH PERIODS               NINE MONTH PERIODS
                                                  ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                 1996             1995             1996             1995
                                              ---------        ---------        ---------        ---------
Rental revenue from GE Capital Railcar
Associates, Inc. .........................    $  38,259        $  37,682        $ 114,776        $ 114,199
                                              ---------        ---------        ---------        ---------

Operating expenses:
   Depreciation ..........................      (12,445)         (12,445)         (37,336)         (37,336)
   General, administrative and other .....         (102)            (119)            (348)            (392)
                                              ---------        ---------        ---------        ---------

       Total operating expenses ..........      (12,547)         (12,564)         (37,684)         (37,728)
                                              ---------        ---------        ---------        ---------

Operating income .........................       25,712           25,118           77,092           76,471

Interest expense .........................      (17,906)         (19,573)         (54,891)         (60,015)

Minority interest ........................         (220)            (214)            (660)            (653)
                                              ---------        ---------        ---------        ---------

Net income ...............................    $   7,586        $   5,331        $  21,541        $  15,803
                                              =========        =========        =========        =========


        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                        NINE MONTH PERIODS ENDED
                                                                              SEPTEMBER 30,
                                                                          1996            1995
                                                                        --------        --------
Operating activities:
   Net income .....................................................     $ 21,541        $ 15,803
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation ...............................................       37,336          37,336
       Amortized discount on debt and deferred financing fees .....        1,011           1,151
       Income of minority interest ................................          660             653
       Changes in assets and liabilities, net:
         Restricted cash ..........................................       17,439          18,319
         Rent receivable from GE Capital Railcar Associates, Inc. .         --               577
         Other ....................................................       (1,476)         (1,573)
                                                                        --------        --------

       Net cash provided by operating activities ..................       76,511          72,266

Financing activities:
   Borrowings .....................................................         --              --
   Principal payments on borrowings ...............................      (75,347)        (71,171)
   Distribution to beneficiaries ..................................         --              --
   Cash contributed ...............................................         --              --
   Distributions to minority interest .............................       (1,158)         (1,158)
                                                                        --------        --------

       Net cash used in financing activities ......................      (76,505)        (72,329)
                                                                        --------        --------

Net increase (decrease) in cash ...................................            6             (63)
Cash and equivalents at beginning of the period ...................          448             472
                                                                        --------        --------

Cash and equivalents at end of the period .........................     $    454        $    409
                                                                        ========        ========

Supplemental cash flow information:

     Interest paid during the period ..............................     $ 55,637        $ 60,705
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

                                            SEPTEMBER 30,           DECEMBER 31,
                                                1996                    1995
                                            -------------           ------------
                                                       (IN THOUSANDS)
Rail cars (at cost) .....................    $ 1,388,582            $ 1,388,582
Accumulated depreciation ................       (513,311)              (475,975)
                                             -----------            -----------

Net Book Value ..........................    $   875,271            $   912,607
                                             ===========            ===========


Income Taxes: The Trust does not provide for income taxes as the liability for such taxes is that of the beneficial owners of the Trust.




NOTE C            DEBT

 Debt consists of the following:

                                               SEPTEMBER 30,         DECEMBER 31,
                                                   1996                  1995
                                               -------------         ------------
                                                         (IN THOUSANDS)
Trust notes                                     $ 798,834             $ 855,483
Secured indebtedness                               71,528                90,114
                                                ---------             ---------
   Total debt                                     870,362               945,597
Less:  Current maturities                         (84,859)              (79,844)
                                                ---------             ---------
   Long-term debt                               $ 785,503             $ 865,753
                                                =========             =========

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

Debt Maturities and Repayments

Current maturities of long-term debt of $84.9 million at September 30, 1996 represent debt which is being serviced from the cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first nine months of 1996 and 1995, on a consolidated basis the Trust received rental revenues of $114.8 and $114.2 million, respectively, pursuant to the Leases. Operating income was $77.1 and $76.5 million for the first nine months of 1996 and 1995, respectively. Interest expense, net, was $54.9 million and $60.0 million for the first nine months of 1996 and 1995, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $21.5 million and $15.8 million for the first nine months of 1996 and 1995, respectively.

The Trust generated $76.5 million in cash from operating activities during the first nine months of 1996. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $75.3 million was used in order to reduce borrowings and $1.2 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $18.6 million to a total of $71.5 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $56.8 million to a total amount of $799.6 million at quarter-end.

During the first nine months of 1996, no distributions were made to the holders of the Beneficial Interests in the Trust.

                                     PART II


ITEM 5.           OTHER INFORMATION

                  The Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       28.1 Quarterly Report on Form 10-Q for the quarter ended
                             September 28, 1996 for General Electric Capital Corporation.

                  (b)  Reports on Form 8-K

                       none

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 1996                          RAILCAR TRUST NO. 1992-1



                                           By: /s/ David A. Vanaskey, Jr.
                                               --------------------------
                                               David A. Vanaskey, Jr.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                      Signature                               Date
                      ---------                               ----

              /s/ David A. Vanaskey, Jr.                    11/14/96
       -----------------------------------------       --------------------
                David A. Vanaskey, Jr.
          Senior Financial Services Officer


                 /s/ Bruce L. Bisson                        11/14/96
       -----------------------------------------       --------------------
                   Bruce L. Bisson
                    Vice President

                                EXHIBIT INDEX


Exhibit
  No.                           Description
-------                         -----------

 28.1 Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 for General Electric Capital Corporation.