Form 10-K
period 1996-12-31
RAILCAR TRUST NO 1992-1
filed 1997-03-31
CIK 882538

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934..................   For the fiscal year ended December 31, 1996

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

                                 -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                                            TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1

         ITEM 1.      Business of the Company.....................................................................1
         ITEM 2.      Properties..................................................................................4
         ITEM 3.      Legal Proceedings...........................................................................4
         ITEM 4.      Submission of Matters to a Vote of Security Holders.........................................4

PART II...........................................................................................................4

         ITEM 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters.........................................................................4
         ITEM 6.      Selected Consolidated Financial Data........................................................5
         ITEM 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.........................................................6
         ITEM 8.      Financial Statements and Supplementary Data.................................................7
         ITEM 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Statement Disclosure...............................................7

PART III..........................................................................................................7

         ITEM 10.     Directors and Executive Officers of the Registrant..........................................7
         ITEM 11.     Executive Compensation......................................................................7
         ITEM 12.     Security Ownership of Certain Beneficial Owners and
                      Management..................................................................................8
         ITEM 13.     Certain Relationships and Related Transactions..............................................8

PART IV...........................................................................................................9

         ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K....................................................................................9

                                     PART I


ITEM 1. BUSINESS OF THE COMPANY

Railcar Trust No. 1992-1 (the "Trust") is engaged in railcar leasing. The Trust was organized in connection with the transactions described below (collectively, the "Railcar Transaction").

Organization of the Trust

In June 1992, Itel Rail Corporation and certain of its affiliates ("Rail") completed a transaction with General Electric Capital Corporation and certain of its affiliates ("GECC") pursuant to which Rail and Railcar Services Corporation, a newly formed Delaware special purpose corporation (the "SPC"), contributed substantially all of their owned railcars, subject to approximately $170 million of existing indebtedness ("Assumed Indebtedness"), to the Trust. Certain contracts (including current end-user leases) relating to such railcars and cash in an amount necessary to fund payments on the Assumed Indebtedness prior to the first rental payment date under the Leases (as defined below) were also contributed to the Trust.

Contribution to the Partnership

The Trust in turn contributed all of the railcars, subject to the Assumed Indebtedness and together with the aforementioned contracts, to Railcar Associates, L.P. (the "Partnership"). GE Railcar Associates, Inc. ("Associates") and GE Railcar Leasing Associates, Inc. ("GE Leasing"), each an indirect wholly owned subsidiary of General Electric Corporation, also contributed certain railcars, together with certain contracts relating to such railcars, to the Partnership. The Trust is a 64.00% general partner and a 34.99% limited partner in the Partnership. Associates is a 1% general partner and the managing general partner of the Partnership. GE Leasing is a 0.01% limited partner in the Partnership.

In connection with the Railcar Transaction, the Partnership assumed the Assumed Indebtedness, which is secured by certain of the railcars, and agreed to pay all amounts owing thereunder as they become due. The Assumed Indebtedness is being serviced out of rental receipts by the Partnership pursuant to certain leases (the "Leases") of all of the contributed railcars between the Partnership and GE Capital Railcar Associates, Inc. ("Lessee"). Where cash is available at the Partnership awaiting future application to the Assumed Indebtedness, it is invested at a fixed rate of return with GECC. The parties agreed that the Trust and not the Partnership would bear the economic impact of the Assumed Indebtedness and that payments in respect of the Assumed Indebtedness would be made from amounts that would otherwise have been distributed to the Trust. To this end, Partnership distributions to the partners other than the Trust are proportionately increased in respect of amounts paid on the Assumed Indebtedness.

The Leases

The Leases between the Partnership and the Lessee are for a twelve (12) year term expiring in 2004. Pursuant thereto, the Lessee pays to the Partnership fixed annual rental payments in the approximate amount of $153 million. The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the Leases for all, but not less than all, of the railcars, for approximately $500 million. The Leases are net leases under which the Lessee is responsible for maintenance and other expenses of the railcars and all obligations of the Lessee are unconditionally guaranteed by GECC. The Lessee has an annual obligation to make certain contingent payments to the Partnership in addition to basic rent ("Basic Rent") as defined in the Leases.

The Trust Notes

Upon the closing of the Railcar Transaction, the Trust issued certain 7.75% trust notes due June 1, 2004 in an aggregate principal amount of $998,430,000 ("Trust Notes"). The Trust Notes were issued pursuant to an Indenture between the Trust and Harris Trust and Savings Bank. The Trust Notes are obligations of the Trust, secured by the partnership interests in the Partnership owned by the Trust, subject to certain excepted rights. All payments of the principal, premium (if any), and interest on the Trust Notes are intended to be made or funded by the Trust out of distributions made to the Trust by the Partnership of a portion of Net Cash Flow (as defined in the Partnership Agreement) of the Partnership, which is derived from the Basic Rent paid by the Lessee to the Partnership. The Trust Notes are not registered on any exchanges.

The Trust Notes are represented by Trust Notes registered in the name of the nominee of The Depository Trust Company ("DTC"). The Trust Notes were made available for purchase in book-entry form in minimum denominations of $1,000 and integral multiples thereof. The Trust was informed by DTC that DTC's nominee is Cede & Co. ("Cede"). Except in limited circumstances, no beneficial owner of the Trust Notes is entitled to receive a certificate representing such person's interest in the Trust Notes. Cede is the only holder of record of the Trust Notes.

Ownership of the Trust

Until November 10, 1993, the Trust was a consolidated affiliate of Rail, its principal beneficiary, which held a 99% interest in the Trust. On November 10, 1993, Rail distributed as a dividend a 30% Trust interest to its parent, Signal Capital Holdings Corporation ("Signal Capital Holdings"). Signal Capital Holdings, on the same date, distributed the same 30% Trust interest as a dividend to its parent, Itel Rail Holdings Corporation ("Itel Rail Holdings"). At such time, Rail continued to hold a 69% Trust interest.

Prior to July 25, 1994, Rail was liquidated or merged with and into Signal Capital Holdings and Signal Capital Holdings in turn distributed a 0.5% interest in the Trust to its parent, Itel Rail Holdings. Such transactions resulted in Signal Capital Holdings owning a 68.5% Trust interest and Itel Rail Holdings owning a 30.5% Trust interest. On July 25, 1994, SCAP Associates, L.L.C., a Delaware limited liability company ("SCAP"), acquired from Itel Rail Holdings a 30% beneficial interest in the Trust and 100% of the stock of Signal Capital Holdings. SCAP subsequently acquired Itel Rail Holdings' remaining 0.5% interest in the Trust.

During October 1994, SCAP and Signal Capital Holdings sold all of their respective interests in the Trust, constituting 99% of the beneficial interest in the Trust, to multiple investors. The names of each trustor and their respective percentage beneficial interests ("Beneficial Interests") in the Trust are set forth below:

         NAME OF TRUSTOR                                                    % BENEFICIAL INTEREST
         ---------------                                                    ---------------------
         First of St. Louis Leasing Corporation No. 1                                 5.00000000%

         The Fifth Third Leasing Company                                              3.09670292%

         First Security Bank Of Idaho, National Association                           1.64187774%

         First Security Bank Of Utah, National Association                            1.64187774%

         First Security Leasing Company                                               0.76802089%

         MetLife Capital, Limited Partnership                                        21.56719664%

         Nat-Lea, Inc.                                                                1.85802816%

         BancBoston Leasing, Inc.                                                    10.87503350%

         U.S. Bancorp Leasing & Financial                                             3.87504300%

         First Union Commercial Leasing Group, L.L.C.                                12.77921530%

         Phoenix Home Life Mutual Insurance Company                                   7.05927915%

         Sun Life Assurance Company of Canada (U.S.)                                  8.33645448%

         BA Leasing & Capital Corporation                                            20.50127048%

         Railcar Services Corporation                                                 1.00000000%

ITEM 2. PROPERTIES

See Item 1--Business of the Company and the Consolidated Financial Statements. All of the Trust's materially important physical properties have been contributed to the Partnership and in turn leased to the Lessee pursuant to the Leases.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust is managed pursuant to the Second Amended and Restated Trust Agreement dated May 1, 1992 ("Trust Agreement"), an Interinvestor Agreement dated October 21, 1994 ("Interinvestor Agreement") and a Tax Matters Agreement dated as of March 20,1995. Under the Trust Agreement, a trustee, Wilmington Trust Company ("WTC"), acts as a management functionary. WTC is authorized to act independently only in the case of certain administrative actions with respect to the Trust Indenture and the Trust Notes and in certain other cases where it has express authority to act under the Trust Agreement. In all other cases, WTC may take action only upon the direction from the majority trustors. For example, the Trust Agreement imposes an obligation on WTC to provide various notices to the trustors upon events of default under the underlying Partnership and Lease documents. In connection with such defaults, WTC is required to take such action as is directed by a majority in interest of the trustors.

During the fourth quarter of 1996, no material matters with respect to the business and operation of the Trust came to a vote of trustors pursuant to the Trust Agreement and the Interinvestor Agreement.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Neither the Beneficial Interests in the Trust nor the Trust Notes are registered on any exchange. There is no established public trading market for either the Beneficial Interests in the Trust or the Trust Notes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's 1996 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1996 and 1995 and for the years ended December 31, 1994, 1995 and 1996 has been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of income data for the years ended December 31, 1992 and 1993, and the consolidated balance sheet data as of December 31, 1994, 1993 and 1992 have been derived from audited consolidated financial statements of the Trust not included in this Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                         1996          1995          1994          1993          1992
                                         ----          ----          ----          ----          ----
STATEMENT OF INCOME DATA (IN
000'S):
Rental revenue....................       $153,034      $152,457      $153,611      $153,034       $89,271
Operating income..................        102,820       102,203       103,516       102,896        59,950
Net Income........................        $29,493       $22,090       $17,181       $10,864        $3,470

BALANCE SHEET DATA (IN 000'S):                                AS OF DECEMBER 31,
                                                           -----------------------
                                         1996          1995          1994          1993          1992
                                         ----          ----          ----          ----          ----
Total assets.....................        $898,113      $950,002    $1,002,845    $1,054,661    $1,107,883

Current maturities of long-term
debt.............................          84,782        79,844        73,663        67,766        62,252

Long-term debt...................         781,119       865,753       945,447     1,018,958     1,086,574
Trust surplus (deficit)..........         $14,493     ($15,000)     ($37,090)     ($54,271)     ($64,585)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Liquidity and Capital Resources

As discussed in Item 1 above, substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership interest in the Partnership, as more specifically described in Item 1 of this report. No new borrowings occurred during 1996.

As noted above, fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes. During 1996, on a consolidated basis the Trust received rental revenues of $153.0 million pursuant to the Leases. Total operating expenses of $50.2 million were incurred, resulting in operating income in the amount of $102.8 million. Payment of interest expense, net in the amount of $72.4 million and accounting for minority interests in the Partnership, resulted in net income of $29.5 million at the Trust level.

The Trust generated $81.4 million in cash from operating activities. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $79.8 million was used in order to reduce borrowings and $1.5 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $19.9 million to a total of $70.3 million at year-end, and the principal amount outstanding under the Trust Notes was decreased by $59.8 million to a total amount of $795.6 million at year-end.

During 1996, no distributions were made to the holders of the Beneficial Interests in the Trust.

Debt Maturities and Repayments

Current maturities of long-term debt of $84.8 million at December 31, 1996 represent debt which is being serviced by cash flow from the Leases.

Results of Operations

Rental revenues for the years ended December 31, 1996, 1995, and 1994 were $153.0 million, $152.5 million, and $153.6 million, respectively, reflecting rent on the Leases. Operating income plus depreciation prior to minority interests was $152.6 million, $152.0 million, and $153.3 million in 1996, 1995, and 1994, respectively. Operating income before interest expense and minority interests was $102.8 million, $102.2 million, and $103.5 million in 1996, 1995, and 1994, respectively. Interest expense, net was $72.4 million, $79.2 million, and $85.3 million in 1996, 1995, and 1994, respectively. Net income was $29.5 million, $22.1 million, and $17.2 million in 1996, 1995, and 1994, respectively. The Trust does not provide for income taxes as the liability for such taxes is that of the holders of Beneficial Interests in the Trust.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Following is a list of the persons known to the Registrant to be the beneficial owner of more than five percent of the Beneficial Interests in the Trust:


                                                                          AMOUNT AND
                                                                           NATURE OF
                                                                           BENEFICIAL       PERCENT OF
  TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP           CLASS
  --------------    ------------------------------------                   ---------        ----------
Beneficial          First of St. Louis Leasing Corporation No. 1              N/A              5.000%
Interest            800 Market Street
                    St. Louis, MO  63101

Beneficial          MetLife Capital, Limited Partnership                      N/A             21.567%
Interest            10900 N.E. 4th Street, Suite 500
                    Bellevue, WA  98004

Beneficial          BancBoston Leasing, Inc.                                  N/A             10.875%
Interest            100 Federal Street, Mailstop 01-23-90
                    Boston, MA  02110

Beneficial          First Union Commercial Leasing Group, L.L.C.              N/A             12.779%
Interest            One First Union Center
                    Charlotte, NC  28288

Beneficial          Phoenix Home Life Mutual Insurance Company                N/A              7.059%
Interest            One American Row
                    Hartford, CT  06102-5056

Beneficial          Sun Life Assurance Company of Canada (U.S.)               N/A              8.336%
Interest            One Sun Life Executive Park
                    Wellesley Hills, MA  02181

Beneficial          BA Leasing & Capital Corporation                          N/A             20.501%
Interest            Four Embarcadero Center
                    San Francisco, CA  94111


Harris Bank has advised the Registrant that none of the Trust Notes are held of record by any party other than DTC's nominee, Cede & Co.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                                 PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K*

              (a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report starting on page F-1.

              (3) Listing of Exhibits.

4.1 Indenture, dated June 1, 1992, between Railcar Trust No. 1992-1 and Harris Trust and Savings Bank, as Trustee, providing for 7.75% Trust Notes due 2004. oo

10.1 Participation Agreement, dated December 31, 1991, among General Electric Railcar Services Corporation, GE Railcar Associates, Inc., GE Railcar Leasing Associates, Inc., General Electric Capital Corporation, Itel Rail Funding Corporation, Rex Railways, Inc., and Railcar Associates, L.P.oo

10.2 Second Amended and Restated Trust Agreement, dated May 1, 1992, between Itel Rail Corporation and Wilmington Trust Company, as Trustees. (Incorporated by reference from Amendment No. 4 to Railcar Trust No. 1992-1's Registration Statement on Form S-1, Registration Number 33-44946, filed May 18, 1992, Exhibit 10.5.)

10.3(a) Amended and Restated Agreement of Limited Partnership of Railcar Associates, L.P., dated June 1, 1992, among GE Railcar Associates, Inc., GE Railcar Leasing Associates, Inc., and Railcar Trust No. 1992-1.oo

(b) Guaranty, dated June 1 1992, by General Electric Capital Corporation of certain obligations under the above Agreement of Limited Partnership. oo



--------
* The Partnership is also party to other instruments defining the rights of holders of long-term debt of the Trust where the total indebtedness authorized under each agreement does not exceed 10% of the total assets of the Trust on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Trust is not filing such instruments. The Trust hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of any or all such instruments.

10.4(a) Master Lease Agreement, dated June 1, 1992, between Railcar Associates, L.P. and GE Capital Railcar Associates, Inc. oo

(b) Lease Guaranty, dated June 1 1992, by General Electric Capital Corporation of the obligations of GE Capital Railcar Associates, Inc. under the above Master Lease Agreement. oo

27 A Financial Data Schedule is submitted as a separate section of this report.

99 Annual Report on Form 10-K for the year ended December 31, 1996 for General Electric Capital Corporation.

              (b) Not applicable.

              (c) The response to this portion of Item 14 is submitted as a separate section of this report.

              (d) The response to this portion of Item 14 is submitted as a separate section of this report.



--------------------
** Incorporated by reference to Railcar Trust No. 1992-1's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 1992, as the same numbered exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 1997                          RAILCAR TRUST NO. 1992-1



                                        By:  /s/ David A Vanaskey, Jr.
                                           -------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                        Signature                                         Title                         Date
                        ---------                                         -----                         ----
               /s/ David A. Vanaskey, Jr.
----------------------------------------------------------
                 David A. Vanaskey, Jr.                     Senior Financial Services Officer      March 31, 1997

                   /s/ Bruce L. Bisson
----------------------------------------------------------
                     Bruce L. Bisson                                 Vice President                March 31, 1997

           ITEM 8, ITEM 14(A) (1) AND (2), ITEM 14(C), AND ITEM 14(D)

                            RAILCAR TRUST NO. 1992-1
                           ANNUAL REPORT ON FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                                            Page(s)
                                                                                                            -------

Report of Ernst & Young LLP, Independent Auditors.........................................................      F-1

Consolidated Balance Sheets--December 31, 1996 and 1995...................................................      F-2

Consolidated Statements of Income for the years ended December 31,
1996, 1995, and 1994......................................................................................      F-3

Consolidated Statements of Trust Surplus (Deficit) for the years
ended December 31, 1996, 1995, and 1994...................................................................      F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1995, and 1994.........................................................................      F-5

Notes to the Consolidated Financial Statements............................................................      F-6

Financial Statement Schedule for the years ended December 31, 1996,
1995, and 1994

         Schedule I - Condensed Financial Information of Registrant.......................................      F-9



All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Trustees
Railcar Trust No. 1992-1

     We have audited the accompanying consolidated balance sheets of Railcar Trust No. 1992-1(The Trust) as of December 31, 1996 and 1995, and the related consolidated statements of income, Trust surplus (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Railcar Trust No. 1992-1 at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                  /s/ Ernst & Young LLP


Seattle, Washington
March 7, 1997

                            RAILCAR TRUST NO. 1992-1

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                     DECEMBER 31,
                                                                                 1996          1995
                                                                             ------------  ------------
                                   ASSETS
Cash and cash equivalents..................................................  $        490  $        448

Restricted cash............................................................        17,919        18,885

Rent receivable from GE Capital Railcar Associates, Inc....................        12,753        12,753

Prepaid expenses and other.................................................         1,075         1,234
                                                                             ------------  ------------

       Total current assets................................................        32,237        33,320

Rental equipment...........................................................       862,825       912,607

Deferred financing fees....................................................         3,051         4,075
                                                                             ------------  ------------

Total assets...............................................................  $    898,113  $    950,002
                                                                             ============  ============

                   LIABILITIES AND TRUST SURPLUS (DEFICIT)

Accrued interest and other expenses........................................  $      7,600  $      8,621

Current maturities of long-term debt.......................................        84,782        79,844
                                                                             ------------  ------------

       Total current liabilities...........................................        92,382        88,465

Long-term debt:
   Trust notes.............................................................       733,663       795,498
   Secured indebtedness....................................................        47,456        70,255
                                                                             ------------  ------------

       Total long-term debt................................................       781,119       865,753

Minority interest in Partnership...........................................        10,119        10,784

Trust surplus (deficit):
   Capital distributions in excess of contributions........................       (68,605)      (68,605)
   Cumulative net earnings.................................................        83,098        53,605
                                                                             ------------  ------------

       Net trust surplus (deficit).........................................        14,493       (15,000)
                                                                             ------------  ------------

Total liabilities and trust surplus (deficit)..............................  $    898,113  $    950,002
                                                                             ============  ============




        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                           1996         1995         1994
                                                                       ------------ ------------ ------------
Rental revenue from GE Capital Railcar Associates, Inc...............  $    153,034 $    152,457 $    153,611

Operating expenses:
   Depreciation......................................................       (49,782)     (49,781)     (49,781)
   General, administrative, and other................................          (432)        (473)        (314)
                                                                       ------------ ------------ ------------

       Total operating expenses......................................       (50,214)     (50,254)     (50,095)
                                                                       ------------ ------------ ------------

Operating income.....................................................       102,820      102,203      103,516

Interest expense.....................................................       (72,448)     (79,240)     (85,286)

Minority interest....................................................          (879)        (873)      (1,049)
                                                                       ------------ ------------ ------------

Net income                                                             $     29,493 $     22,090 $     17,181
                                                                       ============ ============ ============



        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

               CONSOLIDATED STATEMENTS OF TRUST SURPLUS (DEFICIT)

                                 (IN THOUSANDS)


                                          CAPITAL
                                       DISTRIBUTIONS    CUMULATIVE    NET TRUST
                                       IN EXCESS OF         NET        SURPLUS
                                       CONTRIBUTIONS     EARNINGS      (DEFICIT)
                                       -------------     --------      ---------
Balance at January 1, 1994 .........      $(68,605)      $ 14,334      $(54,271)

Net income .........................          --           17,181        17,181
                                          --------       --------      --------

Balance at December 31, 1994 .......       (68,605)        31,515       (37,090)

Net income .........................          --           22,090        22,090
                                          --------       --------      --------

Balance at December 31, 1995 .......       (68,605)        53,605       (15,000)

Net income .........................          --           29,493        29,493
                                          --------       --------      --------

Balance at December 31, 1996 .......      $(68,605)      $ 83,098      $ 14,493
                                          ========       ========      ========




        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                             1996         1995         1994
                                                                       ------------ ------------ ----------
Operating activities:
   Net income........................................................  $     29,493 $     22,090 $     17,181
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation..................................................        49,782       49,781       49,781
       Amortized discount on debt and deferred financing fees........         1,325        1,506        1,728
       Minority interest.............................................           879          873        1,049
       Changes in assets and liabilities, net:
         Restricted cash.............................................           966        1,104        1,126
         Rent receivable from GE Capital Railcar Associates, Inc.....             0          576         (576)
         Other.......................................................        (1,015)        (747)        (884)
                                                                       ------------ ------------ ------------

       Net cash provided by operating activities.....................        81,430       75,183       69,405


Financing activities:
   Principal payments on borrowings..................................       (79,844)     (73,663)     (67,766)
   Distributions to minority interest................................        (1,544)      (1,544)      (1,545)
                                                                       ------------ ------------ ------------

       Net cash used in financing activities.........................       (81,388)     (75,207)     (69,311)
                                                                       ------------ ------------ ------------

Net increase (decrease) in cash......................................            42          (24)          94
Cash and cash equivalents at beginning of the year...................           448          472          378
                                                                       ------------ ------------ ------------

Cash and cash equivalents at end of the year.........................  $        490 $        448 $        472
                                                                       ============ ============ ============

Supplemental cash flow information:
     Interest paid during the year...................................  $     72,483 $     78,808 $     86,307
                                                                       ============ ============ ============


        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A        ORGANIZATION AND OPERATIONS

Railcar Trust No. 1992-1 (the Trust) holds a majority interest in Railcar Associates, LP, a limited partnership (the Partnership). The Partnership leases approximately 59,000 railcars within the United States. GE Capital Railcar Associates, Inc. (the Lessee) is the sole lessee of the railcars. The leases mature in 2004 with quarterly fixed rental payments totaling approximately $153 million annually. These rental payments are guaranteed by General Electric Capital Corporation (GECC). The Lessee has an option to purchase all the railcars under lease for approximately $500 million at the end of the lease. The Lessee is responsible for maintenance, taxes, insurance, and other expenses involved with operating the railcars. The Lessee has an annual obligation to make certain contingent rental payments to the Partnership. No contingent rental payment was required in 1996, 1995 or 1994.


The Partnership has the following partners:

        PARTNER                                           INTEREST (%)
        -------                                           ------------
        Railcar Trust No. 1992-1                               98.99 %
        GE Railcar Associates, Inc.                             1.00 %
        GE Railcar Leasing Associates, Inc.                     0.01 %

The partners share in profits or losses and distributions in accordance with a specific formula, as defined in the Amended and Restated Agreement of the Limited Partnership.

As mentioned above, the Lessee has an annual obligation to make certain contingent rental payments ("Additional Rent") to the Partnership in addition to the previously described quarterly fixed rental payments. The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. The audit of Additional Rent has not been completed for 1995 or 1996 and certain components of the Additional Rent calculation are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership for 1995 or 1996, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1995 or 1996.


NOTE B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the financial results of the Trust and the Partnership. All interentity transactions have been eliminated.

Use of estimates: The preparation of financial statements requires management to make estimates of assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Revenue Recognition: All revenue is recognized as received from the Partnership.

                            RAILCAR TRUST NO. 1992-1

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

Rental Equipment: Rental equipment (rail cars) is carried at cost, which is based upon the historical cost of the contributing partners. Rail cars are depreciated to estimated residual value using the straight-line method over the terms of the leases.

                                                   DECEMBER 31,
                                            1996            1995
                                         ------------    ------------
                                                (IN THOUSANDS)
Rail cars (at cost)....................  $  1,388,582    $  1,388,582
Accumulated depreciation...............      (525,757)       (475,975)
                                         ------------    ------------
Net book value........................   $    862,825    $    912,607
                                         ============    ============

Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust. The net trust deficit for federal income tax purposes was approximately $195 million at December 31, 1996.



NOTE C LONG TERM DEBT

Trust Notes: In June 1992, the Trust issued $998 million of 7.75% Trust Notes (the Trust Notes). The Trust Notes mature through 2004 and are secured by the Trust's ownership interest in the Partnership. The proceeds from the Trust Notes, after the payment of certain expenses and the establishment of certain reserves, were distributed to beneficiaries of the Trust.

Secured Indebtedness: The Partnership has long-term debt which is secured by certain of the railcars, and has agreed to pay all amounts owed thereunder as they become due. This debt has interest rates ranging from 9.95% to 11.1% and matures at various times through 2003. Some components of the debt have annual sinking fund requirements. The debt is being serviced out of rental receipts of the Partnership pursuant to the leases.

The Trust's debt agreements are secured by assets with an aggregate net book value of approximately $898 million at December 31, 1996.

                                                   DECEMBER 31,
                                                1996         1995
                                              ---------    ---------
                                                  (IN THOUSANDS)

                  Trust notes .............   $ 795,645    $ 855,483
                  Secured indebtedness ....      70,256       90,114
                                              ---------    ---------
                     Total debt ...........     865,901      945,597
                  Less:  Current maturities     (84,782)     (79,844)
                                              ---------    ---------
                     Long-term debt .......   $ 781,119    $ 865,753
                                              =========    =========

                            RAILCAR TRUST NO. 1992-1

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The fair value of the Trust's long-term debt was approximately $897 million at December 31, 1996 and was estimated using a discounted cash flow analysis based on the Trust's incremental borrowing rate.

The aggregate annual maturities of long-term debt (in thousands) as of December 31 are as follows:

                     1997                              $   84,782
                     1998                                 110,819
                     1999                                 101,301
                     2000                                  94,488
                     2001 and beyond                      474,511
                                                       ----------
                     Total debt                        $  865,901
                                                       ==========



NOTE D SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Trust's quarterly consolidated financial information:

                                                           QUARTER ENDED
                            MARCH 31,            JUNE 30,              SEPTEMBER 30,       DECEMBER 31,
                      --------------------  --------------------  --------------------  --------------------
(IN THOUSANDS)           1996      1995       1996       1995       1996        1995      1996       1995
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues............  $  38,259  $  38,259  $  38,258  $  38,258  $  38,259  $  37,682  $  38,258  $  38,258

Operating Income....     25,750     25,747     25,630     25,606     25,712     25,118     25,728     25,732

Net Income..........      6,862      5,019      7,093      5,453      7,586      5,331      7,952      6,287

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     DECEMBER 31,
                                                                                 1996          1995
                                                                             ------------  ------------
                                   ASSETS


Cash and cash equivalents................................................... $        456  $        425

Prepaid expenses and other..................................................        1,024         1,177
                                                                             ------------  ------------

       Total current assets.................................................        1,480         1,602

Investment in Partnership...................................................      810,750       840,336

Deferred financing fees.....................................................        3,051         4,075
                                                                             ------------  ------------

Total assets................................................................ $    815,281  $    846,013
                                                                             ============  ============

                   LIABILITIES AND TRUST SURPLUS (DEFICIT)

Accrued interest............................................................ $      5,143  $      5,530

Current maturities of Trust notes...........................................       61,982        59,985
                                                                             ------------  ------------

       Total current liabilities............................................       67,125        65,515

Trust notes.................................................................      733,663       795,498
                                                                             ------------  ------------

       Total liabilities....................................................      800,788       861,013

Trust surplus (deficit):
   Capital distributions in excess of contributions.........................      (68,605)      (68,605)
   Cumulative net earnings..................................................       83,098        53,605
                                                                             ------------  ------------

       Net trust surplus (deficit)..........................................       14,493       (15,000)
                                                                             ------------  ------------

Total liabilities and trust surplus (deficit)............................... $    815,281  $    846,013
                                                                             ============  ============

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                            1996           1995          1994
                                                                       -------------  -------------  -------------
Revenues:
   Interest income...................................................  $         22   $         11   $         22

Expenses:
   Interest..........................................................       (65,121)       (69,630)       (73,618)
   General and administrative........................................          (183)          (223)           (64)
                                                                       -------------  -------------  -------------
                                                                            (65,304)       (69,853)       (73,682)
                                                                       -------------  -------------  -------------

Loss from operations before equity in earnings of Partnership........       (65,282)       (69,842)       (73,660)

Equity in earnings of Partnership....................................        94,775         91,932         90,841
                                                                       ------------   ------------   ------------

Net income                                                             $     29,493   $     22,090   $     17,181
                                                                       ============   ============   ============


                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                           1996          1995          1994
                                                                       ------------  ------------  ------------
Operating activities:
   Net income........................................................  $     29,493  $     22,090  $     17,181
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Equity in earnings of Partnership.............................       (94,775)      (91,932)      (90,870)
       Amortized discount on debt and deferred fees..................         1,177         1,506         1,728
       Accrued interest..............................................          (387)         (340)         (292)
                                                                       ------------  ------------  ------------

       Net cash used in operating activities.........................       (64,492)      (68,676)      (72,253)


Investing activities:
   Net distributions from Partnership................................       124,361       121,220       117,578
                                                                       ------------  ------------  ------------

       Net cash provided by investing activities.....................       124,361       121,220       117,578


Financing activities:................................................
   Principal payments on borrowings..................................       (59,838)      (52,557)      (45,219)
                                                                       ------------  ------------  ------------

       Net cash used in financing activities.........................       (59,838)      (52,557)      (45,219)
                                                                       ------------  ------------  ------------

Net increase in cash.................................................            31           (13)          106

Cash and equivalents at beginning of year............................           425           438           332
                                                                       ------------  ------------  ------------

Cash and equivalents at end of year..................................  $        456  $        425  $        438
                                                                       ============  ============  ============
