Form 10-Q
period 1997-03-31
RAILCAR TRUST NO 1992-1
filed 1997-05-15
CIK 882538

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - Q


   [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.........................For the period ended
         March 31, 1997

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

                                     ---------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No_______





--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

                            RAILCAR TRUST NO. 1992-1

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                              March 31,     December 31,
                                                                1997           1996
                                                             ---------      ---------
                                   ASSETS
Cash and cash equivalents ..............................     $     528      $     490

Restricted cash ........................................         1,386         17,919

Rent receivable from GE Capital Railcar Associates, Inc.        12,753         12,753

Prepaid expenses and other .............................           992          1,075
                                                             ---------      ---------

       Total current assets ............................        15,659         32,237

Rental equipment .......................................       850,380        862,825

Deferred financing fees ................................         2,815          3,051
                                                             ---------      ---------

Total assets ...........................................     $ 868,854      $ 898,113
                                                             =========      =========

                        LIABILITIES AND TRUST SURPLUS

Accrued interest and other expenses ....................     $   6,702      $   7,600

Current maturities of long-term debt ...................        86,154         84,782
                                                             ---------      ---------

       Total current liabilities .......................        92,856         92,382

Long-term debt:
   Trust notes .........................................       711,006        733,663
   Secured indebtedness ................................        32,081         47,456
                                                             ---------      ---------

       Total long-term debt ............................       743,087        781,119

Minority interest in Partnership .......................         9,952         10,119

Trust Surplus:
   Capital distributions in excess of contributions ....       (68,605)       (68,605)
   Cumulative net earnings .............................        91,564         83,098
                                                             ---------      ---------

       Net trust surplus ...............................        22,959         14,493
                                                             ---------      ---------

Total liabilities and trust surplus ....................     $ 868,854      $ 898,113
                                                             =========      =========




        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                           Three month period ended
                                                                    March 31,
                                                               1997          1996
                                                            --------      --------
Rental revenue from GE Capital Railcar Associates, Inc.     $ 38,259      $ 38,259
                                                            --------      --------

Operating expenses:
   Depreciation .......................................      (12,445)      (12,445)
   General, administrative and other ..................          (64)          (64)
                                                            --------      --------

       Total operating expenses .......................      (12,509)      (12,509)
                                                            --------      --------

Operating income ......................................       25,750        25,750

Interest expense ......................................      (17,064)      (18,668)

Minority interest .....................................         (220)         (220)
                                                            --------      --------

Net income ............................................     $  8,466      $  6,862
                                                            ========      ========










        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                        Three month period
                                                                           ended March 31,
                                                                         1997         1996
                                                                      --------      --------
Operating activities:
   Net income ...................................................     $  8,466      $  6,862
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation .............................................       12,445        12,445
       Amortized discount on debt and deferred financing fees ...          308           351
       Income of minority interest ..............................          220           220
       Changes in assets and liabilities, net:
         Restricted cash ........................................       16,533        17,329
         Rent receivable from GE Capital Railcar Associates, Inc.            -             -
         Other ..................................................         (866)       (1,280)
                                                                      --------      --------

       Net cash provided by operating activities ................       37,106        35,927

Financing activities:
   Principal payments on borrowings .............................      (36,697)      (35,484)
   Distributions to minority interest ...........................         (386)         (386)
                                                                      --------      --------

       Net cash used in financing activities ....................      (37,083)      (35,870)
                                                                      --------      --------

Net increase in cash ............................................           23            57
Cash and equivalents at beginning of the period .................          505           448
                                                                      --------      --------

Cash and equivalents at end of the period .......................     $    528      $    505
                                                                      ========      ========

Supplemental cash flow information:

     Interest paid during the period ............................     $ 17,747      $ 19,758
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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements for the periods shown.

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

As mentioned above, the Lessee has an annual obligation to make certain contingent rental payments ("Additional Rent") to the Partnership in addition to the previously described quarterly fixed rental payments. The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. As of March 31, 1997, the audit of Additional Rent had not been completed for 1995 or 1996 and certain components of the Additional Rent calculation are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership for 1995 or 1996, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1995, 1996 or 1997.

NOTE B    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the financial results of the Trust and the Partnership. All inter-entity transactions have been eliminated.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

Rental Equipment: Rental equipment (rail cars) are carried at cost, which is based upon the historical cost of the contributing partners. Rail cars are depreciated to estimated residual value using the straight-line method over the term of the leases.

                                                    March 31,       December 31,
                                                       1997             1996
                                                   -----------      -----------
                                                          (IN THOUSANDS)
Rail cars (at cost)............................    $ 1,388,582      $ 1,388,582
Accumulated depreciation ......................       (538,202)        (525,757)
                                                   -----------      -----------

Net Book Value.................................     $  850,380      $   862,825
                                                    ==========      ===========


Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust.


NOTE C   DEBT

         Debt consists of the following:

                                                       March 31,      December 31,
                                                         1997            1996
                                                       --------       ---------
                                                            (IN THOUSANDS)
Trust notes......................................      $774,925       $ 795,645
Secured indebtedness ............................        54,316          70,256
                                                       --------       ---------
   Total debt ...................................       829,241         865,901
Less: Current maturities ........................       (86,154)        (84,782)
                                                      ---------       ---------
   Long-term debt................................     $ 743,087       $ 781,119
                                                      =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Liquidity and Capital Resources

Substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership interest in the Partnership. No new borrowings have occurred during 1997.

Debt Maturities and Repayments

Current maturities of long-term debt of $86.2 million at March 31, 1997 represent debt which is being serviced by cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first three months of both 1997 and 1996, on a consolidated basis the Trust received rental revenues of $38.3 million pursuant to the Leases. Operating income was $25.8 million for the first three months of both 1997 and 1996. Interest expense, net, was $17.1 million and $18.7 million for the first three months of 1997 and 1996, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $8.5 million and $6.9 million for the first three months of 1997 and 1996, respectively.

The Trust generated $37.1 million in cash from operating activities during the first three months of 1997. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $36.7 million was used in order to reduce borrowings and $.4 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $15.9 million to a total of $54.3 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $20.8 million to a total amount of $775.6 million at quarter-end.

During first quarter 1997, no distributions were made to the holders of the Beneficial Interests in the Trust.

                                     PART II


ITEM 5.           OTHER INFORMATION

                  The Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       27    Financial Data Schedule

                       99 Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 for General Electric Capital Corporation.

                  (b)  Reports on Form 8-K

                       none

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 1997                                RAILCAR TRUST NO. 1992-1



                                            By:  /s/ David A. Vanaskey, Jr.
                                               -----------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                Signature                                     Date

        /s/ David A. Vanaskey, Jr.                        May 13, 1997
--------------------------------------------        -------------------------
          David A. Vanaskey, Jr.
    Senior Financial Services Officer


           /s/ Bruce L. Bisson                            May 13, 1997
--------------------------------------------        -------------------------
             Bruce L. Bisson
              Vice President

                                 EXHIBIT INDEX


                   Exhibits

                   27    Financial Data Schedule

                   99 Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 for General Electric Capital Corporation.