Form 10-Q
period 1997-06-30
RAILCAR TRUST NO 1992-1
filed 1997-08-14
CIK 882538

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended June 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                ---------------

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

                         PART I. FINANCIAL INFORMATION

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                (In Thousands)

                                                            June 30,     December 31,
                                                              1997           1996
                                                            --------       --------
                             Assets

Cash and cash equivalents................................   $  1,243       $    490

Restricted cash..........................................      1,568         17,919

Rent receivable from GE Capital Railcar Associates, Inc..     12,753         12,753

Prepaid expenses and other...............................        957          1,075
                                                            --------       --------
  Total current assets...................................     16,521         32,237

Rental equipment.........................................    837,935        862,825

Deferred financing fees..................................      2,590          3,051
                                                            --------       --------
Total assets.............................................   $857,046       $898,113
                                                            ========       ========

             Liabilities and Trust Surplus

Accrued interest and other liabilities...................   $  7,272       $  7,600

Current maturities of long-term debt.....................     87,973         84,782
                                                            --------       --------
  Total current liabilities..............................     95,245         92,382

Long-term debt:
 Trust notes.............................................    688,947        733,663
 Secured indebtedness....................................     31,222         47,456
                                                            --------       --------
  Total long-term debt...................................    720,169        781,119

Minority interest in Partnership.........................      9,786         10,119

Trust surplus:
 Capital distributions in excess of contributions........    (68,605)       (68,605)
 Cumulative net earnings.................................    100,451         83,098
                                                            --------       --------
  Net trust surplus......................................     31,846         14,493
                                                            --------       --------
Total liabilities and trust surplus......................   $857,046       $898,113
                                                            ========       ========


       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                (In Thousands)

                                                      Three months ended      Six months ended
                                                           June 30,                June 30,
                                                      1997          1996       1997       1996
                                                    --------      --------   --------   --------
Rental revenue from GE Capital Railcar
Associates, Inc.............................        $ 38,258      $ 38,258   $ 76,517   $ 76,517
                                                    --------      --------   --------   --------
Operating expenses:
 Depreciation...............................         (12,446)      (12,446)   (24,891)   (24,891)
 General, administrative and other..........            (147)         (182)      (211)      (246)
                                                    --------      --------   --------   --------
  Total operating expenses..................         (12,593)      (12,628)   (25,102)   (25,137)
                                                    --------      --------   --------   --------
Operating income............................          25,665        25,630     51,415     51,380

Interest expense............................         (16,557)      (18,317)   (33,621)   (36,985)

Minority interest...........................            (219)         (220)      (439)      (440)
                                                    --------      --------   --------   --------
Net income..................................        $  8,889      $  7,093   $ 17,355   $ 13,955
                                                    ========      ========   ========   ========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In Thousands)

                                                                      Six months ended
                                                                          June 30,
                                                                      1997       1996
                                                                    --------   --------
Operating activities:
   Net income.....................................................  $ 17,355   $ 13,955
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation...............................................    24,891     24,891
       Amortized discount on debt and deferred financing fees.....       604        688
       Income of minority interest................................       439        440
       Changes in assets and liabilities, net:
         Restricted cash..........................................    16,351     15,790
         Rent receivable from GE Capital Railcar Associates, Inc..         -          -
         Other....................................................      (282)      (897)
                                                                    --------   --------
       Net cash provided by operating activities..................    59,358     54,867

Financing activities:
   Borrowings.....................................................         -         -
   Principal payments on borrowings...............................   (57,832)   (54,126)
   Distribution to beneficiaries..................................         -          -
   Cash contributed...............................................         -          -
   Distributions to minority interest.............................      (773)      (772)
                                                                    --------   --------
       Net cash used in financing activities......................   (58,605)   (54,898)
                                                                    --------   --------
Net increase (decrease) in cash...................................       753        (31)
Cash and equivalents at beginning of the period...................       490        448
                                                                    --------   --------
Cash and equivalents at end of the period.........................  $  1,243   $    417
                                                                    ========   ========
Supplemental cash flow information:

     Interest paid during the period..............................  $ 32,775   $ 37,391
                                                                    ========   ========



       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note A            Basis of Presentation

Railcar Trust No. 1992-1 (the Trust) holds a majority interest in Railcar Associates, LP, a limited partnership (the Partnership). The Partnership leases approximately 59,000 railcars within the United States. GE Railcar Associates, Inc. (the Lessee) is the sole lessee of the railcars. The leases mature in 2004 with quarterly fixed rental payments totaling approximately $153 million annually. These rental payments are guaranteed by General Electric Capital Corporation. The Lessee has an option to purchase all, but not less than all, of the railcars under lease for approximately $500 million at the end of the lease. The Lessee is responsible for maintenance, taxes, insurance and other expenses involved with operating the railcars. The Lessee has an annual obligation to make certain contingent rental payments to the Partnership, Additional Rent. A contingent rental payment for 1995 in the amount of $757 thousand has been received by the Trust. The amount has been recorded as a liability pending resolution of distribution issues. As of June 30, 1997, an audit of the 1996 contingent rental payment had not been completed and certain components of the Additional Rent calculation are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership for 1996, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1995, 1996 or 1997.

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



Note B            Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the
---------------------------
financial results of the Trust and the Partnership. All inter-entity transactions have been eliminated.

Use of Estimates:  The preparation of financial statements requires management
----------------
to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.


Cash, Cash Equivalents, and Restricted Cash:  The Trust considers all highly
-------------------------------------------
liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying amount approximates fair value. Restricted cash balances represent short-term investments held by GECC. The investments are restricted as to the availability to the Partnership and are available only to service principal and interest payments on the Partnership's debt.

Rental Equipment:  Rental equipment (railcars) are carried at cost, which is
----------------
based upon the historical cost of the contributing partners. Railcars are depreciated to estimated residual value using the straight-line method over the term of the leases.

                                            June 30,       December 31,
                                              1997              1996
                                           ------------      ----------
                                                   (In Thousands)

Rail cars (at cost).............           $  1,388,582      $1,388,582
Accumulated depreciation........               (550,647)       (525,757)
                                           ------------      ----------
Net Book Value..................           $    837,935      $  862,825
                                           ============      ==========

Income Taxes:  The Trust does not provide for income taxes as the liability for
------------
such taxes is that of the beneficial owners of the Trust.

Note C    Debt

 Debt consists of the following:

                                              June 30,     December 31,
                                               1997           1996
                                             ---------      ---------
                                                      (In Thousands)

Trust notes.......................           $ 759,575      $ 795,645
Secured indebtedness..............              48,567         70,256
                                             ---------      ---------
   Total debt.....................             808,142        865,901
Less:  Current maturities.........             (87,973)       (84,782)
                                             ---------      ---------
   Long-term debt.................           $ 720,169      $ 781,119
                                             =========      =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Liquidity and Capital Resources
-----------------------------------------

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

Debt Maturities and Repayments
------------------------------

Current maturities of long-term debt of $88.0 million at June 30, 1997 represent debt which is being serviced from the cash flow from the leases.

Results of Operations
---------------------

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first six months of both 1997 and 1996, on a consolidated basis the Trust received rental revenues of $76.5 million pursuant to the Leases. Operating income was $51.4 million for the first six months of both 1997 and 1996. Interest expense, net, was $33.6 million and $37.0 million for the first six months of 1997 and 1996, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $17.4 million and $14.0 million for the first six months of 1997 and 1996, respectively.

The Trust generated $59.4 million in cash from operating activities during the first six months of 1997. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $57.8 million was used in order to reduce borrowings and $773 thousand was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $21.7 million to a total of $48.6 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $36.1 million to a total amount of $760.2 million at quarter-end.

During the first six months of 1997, no distributions were made to the holders of the Beneficial Interests in the Trust.

                                    PART II


ITEM 5.    Other Information

           The Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27     Financial Data Schedule

                99 Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 for General Electric Capital Corporation.

           (b)  Reports on Form 8-K

                none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 1997                           RAILCAR TRUST NO. 1992-1

                                          By:   /s/ David A. Vanaskey, Jr.
                                              ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                      Signature                               Date

              /s/ David A. Vanaskey, Jr.                    08/13/97
       -----------------------------------------       --------------------
                David A. Vanaskey, Jr.
          Senior Financial Services Officer


                 /s/ Bruce L. Bisson                        08/13/97
       -----------------------------------------       --------------------
                   Bruce L. Bisson
                    Vice President