Form 10-Q
period 1997-09-30
RAILCAR TRUST NO 1992-1
filed 1997-11-14
CIK 882538

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q



*   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 .........................For the period ended September 30, 1997

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


                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X      No
                             --------    --------

===============================================================================

                         PART I. FINANCIAL INFORMATION

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                (IN THOUSANDS)


                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1997            1996
                                                                     --------------   -------------
                                    ASSETS

Cash and cash equivalents.......................................       $    538        $    490

Restricted cash.................................................            709          17,919

Rent receivable from GE Capital Railcar Associates, Inc.........         12,753          12,753

Prepaid expenses and other......................................          1,130           1,075
                                                                       --------        --------

   Total current assets.........................................         15,130          32,237

Rental equipment................................................        825,490         862,825

Deferred financing fees.........................................          2,375           3,051
                                                                       --------        --------

Total assets....................................................       $842,995        $898,113
                                                                       ========        ========

                         LIABILITIES AND TRUST EQUITY

Accrued interest and other expenses.............................       $  6,485        $  7,600

Current maturities of long-term debt............................         89,381          84,782
                                                                       --------        --------

   Total current liabilities....................................         95,866          92,382

Long-term debt:
 Trust notes....................................................        665,420         733,663
 Secured indebtedness...........................................         30,847          47,456
                                                                       --------        --------

   Total long-term debt.........................................        696,267         781,119

Minority interest in Partnership................................          9,618          10,119

Trust equity:
 Capital distributions in excess of contributions...............        (69,355)        (68,605)
 Cumulative net earnings........................................        110,599          83,098
                                                                       --------        --------

   Net trust equity.............................................         41,244          14,493
                                                                       --------        --------

Total liabilities and trust equity..............................       $842,995        $898,113
                                                                       ========        ========


        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                Three month periods           Nine month periods
                                                ended September 30,           ended September 30,
                                                 1997            1996           1997            1996
                                            -------------   ------------   -------------   ------------

Rental revenue from GE Capital Railcar
 Associates, Inc...........................    $ 39,026       $ 38,259        $115,543       $114,776
                                               --------       --------        --------       --------

Operating expenses:
      Depreciation.........................     (12,445)       (12,445)        (37,336)       (37,336)
      General, administrative and other....         (71)          (102)           (282)          (348)
                                                --------       --------        --------       --------

      Total operating expenses.............     (12,516)       (12,547)        (37,618)       (37,684)
                                               --------       --------        --------       --------

 Operating income..........................       26,510         25,712          77,925         77,092

Interest expense...........................     (16,135)       (17,906)        (49,756)       (54,891)

Minority interest..........................        (229)          (220)           (668)          (660)
                                               --------       --------        --------       --------

Net income.................................    $ 10,146       $  7,586        $ 27,501       $ 21,541
                                               ========       ========        ========       ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)



                                                              Nine month periods ended
                                                                   September  30,
                                                                  1997          1996
                                                            --------------   ------------
Operating activities:
      Net income...............................................  $ 27,501       $ 21,541
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation................................................    37,336         37,336
   Amortized discount on debt and deferred financing fees......       890          1,011
   Income of minority interest.................................       668            660
   Changes in assets and liabilities, net:
    Restricted cash............................................    17,210         17,439
    Rent receivable from GE Capital Railcar Associates, Inc....         -              -
     Other.....................................................    (1,279)        (1,476)
                                                                 --------       --------

      Net cash provided by operating activities................    82,326         76,511

Financing activities:
 Borrowings....................................................         -              -
 Principal payments on borrowings..............................   (80,362)       (75,347)
 Distribution to beneficiaries.................................      (750)             -
 Cash contributed..............................................         -              -
 Distributions to minority interest............................    (1,166)        (1,158)
                                                                 --------       --------

      Net cash used in financing activities....................   (82,278)       (76,505)
                                                                 --------       --------

Net increase (decrease) in cash................................        48              6
Cash and equivalents at beginning of the period................       490            448
                                                                 --------       --------

Cash and equivalents at end of the period......................  $    538       $    454
                                                                 ========       ========

Supplemental cash flow information:

  Interest paid during the period..............................  $ 50,181       $ 55,637
                                                                 ========       ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE A    BASIS OF PRESENTATION

Railcar Trust No. 1992-1 (the Trust) holds a majority interest in Railcar Associates, LP, a limited partnership (the Partnership). The Partnership leases approximately 59,000 railcars within the United States. GE Railcar Associates, Inc. (the Lessee) is the sole lessee of the railcars. The leases mature in 2004 with quarterly fixed rental payments totaling approximately $153 million annually. These rental payments are guaranteed by General Electric Capital Corporation. The Lessee has an option to purchase all, but not less than all, of the railcars under lease for approximately $500 million at the end of the lease. The Lessee is responsible for maintenance, taxes, insurance and other expenses involved with operating the railcars. The Lessee has an annual obligation to make certain contingent rental payments to the Partnership, Additional Rent. A contingent rental payment for 1995 in the amount of $759 thousand was received by the Trust. $750 thousand of the Additional Rent was distributed in September 1997 on a prorata basis to the holders of the Beneficial Interests in the Trust; the remainder was used by the trust to pay expenses. As of September 30, 1997, an audit of the 1996 contingent rental payment had not been completed and certain components of the Additional Rent calculation are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1996.

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

The partnership has the following partners:

          PARTNER                   INTEREST (%)

          Railcar Trust No. 1992-1       98.99 %
          GE Railcar Associates, Inc.     1.00 %
          GE Railcar Leasing Associates,  0.01 %
          Inc.

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

                                       SEPTEMBER 30,        DECEMBER 31,
                                            1997                1996
                                     ------------------   ----------------
                                                  (IN THOUSANDS)

Rail cars (at cost)...............    $1,388,582         $1,388,582
Accumulated depreciation..........      (563,092)          (525,757)
                                      -----------        -----------

Net Book Value....................    $  825,490         $  862,825
                                      ===========        ===========

Income Taxes: The Trust does not provide for income taxes as the liability for such taxes is that of the beneficial owners of the Trust.

NOTE C      DEBT

Debt consists of the following:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   1997            1996
                                                              --------------   -------------
                                                                        (IN THOUSANDS)
              Trust notes...............................     $ 737,456        $795,645
              Secured indebtedness......................        48,192          70,256
                                                             ---------        --------
                Total debt..............................       785,648         865,901
              Less:  Current maturities.................       (89,381)        (84,782)
                                                             ---------        --------
                Long-term debt..........................     $ 696,267        $781,119
                                                             =========        ========

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

Debt Maturities and Repayments

Current maturities of long-term debt of $89.4 million at September 30, 1997 represent debt which is being serviced from the cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first nine months of 1997 and 1996, on a consolidated basis the Trust received rental revenues of $115.5 and $114.8 million, respectively, pursuant to the Leases. Operating income was $77.9 and $77.1 million for the first nine months of 1997 and 1996, respectively. Interest expense, net, was $49.8 million and $54.9 million for the first nine months of 1997 and 1996, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $27.5 million and $21.5 million for the first nine months of 1997 and 1996, respectively.

The Trust generated $81.6 million in cash from operating activities during the first nine months of 1997. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $80.4 million was used in order to reduce borrowings and $1.2 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $22.1 million to a total of $48.2 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $58.3 million to a total amount of $738.1 million at quarter-end.

During the first nine months of 1997, $750 thousand of 1995 Additional Rent was distributed to the holders of the Beneficial Interests in the Trust.

                                    PART II

ITEM 5.   OTHER INFORMATION

          The Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

            27  Financial Data Schedule

            99  Quarterly Report on Form 10-Q for the quarter ended September
                  27, 1997 for General Electric Capital Corporation.

          (b)  Reports on Form 8-K

             none

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 1997                      RAILCAR TRUST NO. 1992-1



                                       By:  /s/David A. Vanskey,Jr.
                                            -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                 Signature                                       Date
                 ---------                                       ----

         /s/ David A. Vanskey, Jr.                             11/14/97
      ------------------------------                        -------------
           David A. Vanskey, Jr.
         Assistant Vice President

            /s/ Bruce L. Bisson                                11/14/97
      ------------------------------                        -------------
              Bruce L. Bisson
               Vice President