Form 10-K
period 1997-12-31
RAILCAR TRUST NO 1992-1
filed 1998-03-31
CIK 882538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934..................For the fiscal year ended December 31, 1997

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-44946


                            RAILCAR TRUST NO. 19921
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

                             --------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [_]

================================================================================

                               TABLE OF CONTENTS

                                                                                                                 Page
PART I...........................................................................................................   1

     ITEM 1.     Business of the Company.........................................................................   1
     ITEM 2.     Properties......................................................................................   4
     ITEM 3.     Legal Proceedings...............................................................................   4
     ITEM 4.     Submission of Matters to a Vote of Security Holders.............................................   4

PART II..........................................................................................................   4

     ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................   4
     ITEM 6.     Selected Consolidated Financial Data............................................................   5
     ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........   6
     ITEM 8.     Financial Statements and Supplementary Data.....................................................   7
     ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure..   7

PART III.........................................................................................................   8

     ITEM 10.    Directors and Executive Officers of the Registrant..............................................   8
     ITEM 11.    Executive Compensation..........................................................................   8
     ITEM 12.    Security Ownership of Certain Beneficial Owners and Management..................................   8
     ITEM 13.    Certain Relationships and Related Transactions..................................................   8

PART IV..........................................................................................................   9

     ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................   9

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY

Railcar Trust No. 1992-1 (the "Trust") is engaged in railcar leasing. The Trust was organized in connection with the transactions described below (collectively, the "Railcar Transaction").

Organization of the Trust

In June 1992, Itel Rail Corporation and certain of its affiliates ("Rail") completed a transaction with General Electric Capital Corporation and certain of its affiliates ("GECC") pursuant to which Rail and Railcar Services Corporation, a Delaware special purpose corporation (the "SPC"), contributed substantially all of their owned railcars, subject to approximately $170 million of existing indebtedness ("Assumed Indebtedness"), to the Trust. Certain contracts (including current end-user leases) relating to such railcars and cash in an amount necessary to fund payments on the Assumed Indebtedness prior to the first rental payment date under the Leases (as defined below) were also contributed to the Trust.

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

In connection with the Railcar Transaction, the Partnership assumed the Assumed Indebtedness, which is secured by certain of the railcars, and agreed to pay all amounts owing thereunder as they become due. The Assumed Indebtedness is being serviced out of rental receipts by the Partnership pursuant to certain leases (the "Leases") of all of the contributed railcars between the Partnership and GE Capital Railcar Associates, Inc. ("Lessee"). The Partnership invests any available cash, pending application to the Assumed Indebtedness, at a fixed rate of return with GECC. The parties agreed that the Trust and not the Partnership would bear the economic impact of the Assumed Indebtedness and that payments in respect of the Assumed Indebtedness would be made from amounts that would otherwise have been distributed to the Trust. To this end, Partnership distributions to the partners other than the Trust are proportionately increased in respect of amounts paid on the Assumed Indebtedness.

The Leases

The Leases between the Partnership and the Lessee are for a twelve (12) year term expiring in 2004. Pursuant thereto, the Lessee pays to the Partnership fixed annual rental payments in the approximate amount of $153 million ("Basic Rent"). The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the Leases for all, but not less than all, of the railcars, for approximately $500 million. The Leases are net leases under which the Lessee is responsible for maintenance and other expenses of the railcars and all obligations of the Lessee are unconditionally guaranteed by GECC. The Lessee has an annual obligation to make certain contingent payments to the Partnership in addition to the Basic Rent as determined pursuant to the Leases ("Additional Rent").

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust is managed pursuant to the Second Amended and Restated Trust Agreement dated May 1, 1992 ("Trust Agreement"), an Interinvestor Agreement dated October 21, 1994 ("Interinvestor Agreement") and a Tax Matters Agreement dated as of March 20, 1995. Under the Trust Agreement, a trustee, Wilmington Trust Company ("WTC") acts as a management functionary. WTC is authorized to act independently only in the case of certain administrative actions with respect to the Trust Indenture and the Trust Notes and in certain other cases where it has express authority to act under the Trust Agreement. In all other cases, WTC may take action only as it is directed by the holders of a majority of the Beneficial Interests in the Trust. The Trust Agreement imposes an obligation on WTC to provide various notices to the trustors upon events of default under the underlying Partnership and Lease documents. In connection with such defaults, WTC is required to take such action as it is directed by the holders of a majority of the Beneficial Interests in the Trust.

During the fourth quarter of 1997, no material matters with respect to the business and operation of the Trust came to a vote of trustors pursuant to the Trust Agreement and the Interinvestor Agreement.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Neither the Beneficial Interests in the Trust nor the Trust Notes are registered on any exchange. There is no established public trading market for either the Beneficial Interests in the Trust or the Trust Notes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's 1997 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 has been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of income data for the years ended December 31, 1994 and 1993, and the consolidated balance sheet data as of December 31, 1995, 1994 and 1993 have been derived from audited consolidated financial statements of the Trust not included in this Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------
                                          1997           1996            1995            1994            1993
                                        --------       --------       ---------      ----------      ----------
STATEMENT OF INCOME DATA (IN 000'S):
Rental revenue......................    $153,801       $153,034       $ 152,457      $  153,611      $  153,034
Operating income....................     103,660        102,820         102,203         103,516         102,896
Net Income..........................    $ 37,279       $ 29,493       $  22,090      $   17,181      $   10,864

                                                                AS OF DECEMBER 31,
                                        -----------------------------------------------------------------------
                                          1997           1996            1995           1994            1993
                                        --------       --------       ---------      ----------      ----------
BALANCE SHEET DATA (IN 000'S):
Total assets........................    $848,857       $898,113       $ 950,002      $1,002,845      $1,054,661
Current maturities of long-term          110,999         84,782          79,844          73,663          67,766
 debt...............................
Long-term debt......................     670,263        781,119         865,753         945,447       1,018,958
Trust surplus (deficit).............    $ 51,022       $ 14,493        ($15,000)       ($37,090)       ($54,271)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Liquidity and Capital Resources

As discussed in Item 1 above, substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership interest in the Partnership, as more specifically described in Item 1 of this report. No new borrowings occurred during 1997.

As noted above, fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes. During 1997, the Trust received rental revenues of $153.8 million pursuant to the Leases. Total operating expenses of $50.1 million were incurred, resulting in operating income in the amount of $103.7 million. Payment of interest expense, net in the amount of $65.5 million and accounting for minority interests in the Partnership, resulted in net income of $37.3 million at the Trust level.

Debt Maturities and Repayments

Current maturities of long-term debt of $111.0 million at December 31, 1997 represent debt, which is being serviced by cash flow from the Leases.

The Trust generated $87.2 million in cash from operating activities. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $84.8 million was used in order to reduce borrowings, $1.6 million was distributed to the minority interests in the Partnership and $0.8 million was distributed on a prorated basis to the holders of the Beneficial Interest in the Trust as a distribution of Additional Rent with respect to use and maintenance in 1995 (the 1996 and 1997 Additional Rent payments have not been received, see Note A to the Consolidated Financial Statements). The principal amount outstanding under the Assumed Indebtedness was decreased by $22.8 million to a total of $47.5 million at year-end, and the principal amount outstanding under the Trust Notes was decreased by $61.8 million to a total amount of $733.8 million at year-end.

Results of Operations

Rental revenues for the years ended December 31, 1997, 1996, and 1995 were $153.8 million, $153.0 million, and $152.5 million, respectively, reflecting rent on the Leases. Operating income plus depreciation prior to minority interests and interest expense was $153.4 million, $152.6 million, and $152.0 million in 1997, 1996, and 1995, respectively. Operating income before interest expense and minority interests was $103.7 million, $102.8 million, and $102.2 million in 1997, 1996, and 1995, respectively. With the scheduled reduction of outstanding debt, interest expense continued to decline, the net was $65.5 million, $72.4 million, and $79.2 million in 1997, 1996, and 1995, respectively. Net income continued to increase due to the reduction of the interest expense. Net income was $37.3 million, $29.5 million, and $22.1 million in 1997, 1996, and 1995, respectively. The Trust does not provide for income taxes, as the liability for such taxes is that of the holders of Beneficial Interests in the Trust.

Impact of the Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Due to the nature of the Trust, the Year 2000 implications are not material. The railcars owned by the Trust are leased on a twelve-year contract expiring in 2004. The Trust received quarterly lease payments that provide the majority of the revenue, $153 million. The Trust was designed to operate solely on the lease payments. The Trust's exposure to the Year 2000 is the possible impact on any Additional Rent. Additional Rent can be received by the Trust if income generated by the railcars exceed specific contractual parameters. Additional Rent could be reduced or eliminated if the Year 2000 problems result in a decline in railcar usage.
While it is beyond the ability of the Trust to forecast the effect, the impact is not expected to be material. Less than $0.8 million of the $153.8 million of 1997 revenue related to Additional Rent.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Following is a list of the persons known to the Registrant to be the beneficial owner of more than five percent of the Beneficial Interests in the Trust:


                                                                       AMOUNT AND NATURE
                                                                         OF BENEFICIAL
 TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER                    OWNERSHIP          PERCENT OF CLASS
---------------    ------------------------------------                -----------------      ----------------
Beneficial         First of St. Louis Leasing Corporation No. 1               N/A                    5.000%
 Interest          800 Market Street
                   St. Louis, MO  63101

Beneficial         MetLife Capital, Limited Partnership                       N/A                   21.567%
 Interest          10900 N.E. 4th Street, Suite 500
                   Bellevue, WA  98004

Beneficial         BancBoston Leasing, Inc.                                   N/A                   10.875%
 Interest          100 Federal Street, Mailstop 01-23-90
                   Boston, MA  02110

Beneficial         First Union Commercial Leasing Group, L.L.C.               N/A                   12.779%
 Interest          One First Union Center
                   Charlotte, NC  28288

Beneficial         Phoenix Home Life Mutual Insurance Company                 N/A                    7.059%
 Interest          One American Row
                   Hartford, CT  06102-5056

Beneficial         Sun Life Assurance Company of Canada (U.S.)                N/A                    8.336%
 Interest          One Sun Life Executive Park
                   Wellesley Hills, MA  02181

Beneficial         BA Leasing & Capital Corporation                           N/A                   20.501%
 Interest          Four Embarcadero Center
                   San Francisco, CA  94111

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report starting on page F-1.

          (3) Listing of Exhibits.

Number  Description
------  -----------

 4.1 Indenture, dated June 1, 1992, between Railcar Trust No. 1992-1 and Harris Trust and Savings Bank, as Trustee, providing for 7.75% Trust Notes due 2004. /./

 4.2 The Partnership is also party to other instruments defining the rights of holders of long-term debt of the Trust where the total indebtedness authorized under each agreement does not exceed 10% of the total assets of the Trust on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Trust is not filing such instruments. The Trust hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of any or all such instruments.

10.1 Participation Agreement, dated December 31, 1991, among General Electric Railcar Services Corporation, GE Railcar Associates, Inc., GE Railcar Leasing Associates, Inc., General Electric Capital Corporation, Itel Rail Funding Corporation, Rex Railways, Inc., and Railcar Associates, L.P. /./

10.2 Second Amended and Restated Trust Agreement, dated May 1, 1992, between Itel Rail Corporation and Wilmington Trust Company, as Trustees. /../

10.3(a) Amended and Restated Agreement of Limited Partnership of Railcar
        Associates, L.P., dated June 1, 1992, among GE Railcar Associates, Inc., GE Railcar Leasing Associates, Inc., and Railcar Trust No. 1992-1. /./

 (b) Guaranty, dated June 1 1992, by General Electric Capital Corporation of certain obligations under the above Agreement of Limited Partnership. /./

10.4(a) Master Lease Agreement, dated June 1, 1992, between Railcar Associates,
        L.P. and GE Capital Railcar Associates, Inc. /./

 (b) Lease Guaranty, dated June 1, 1992, by General Electric Capital Corporation of the obligations of GE Capital Railcar Associates, Inc. under the above Master Lease Agreement. /./


27      Financial Data Schedule.

99 Annual Report on Form 10-K for the year ended December 31, 1997 for General Electric Capital Corporation.

        (b)  Report on Form 8-K.

             None

        (c) The response to this portion of Item 14 is submitted as a separate section of this report.

        (d) The response to this portion of Item 14 is submitted as a separate section of this report.

--------------------------------------------------------------------------------

/./ Incorporated by reference to Railcar Trust No. 1992-1's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 1992.

/../ Incorporated by reference from Amendment No. 4 to Railcar Trust No. 1992-1's Registration Statement on Form S-1, Registration Number 33-44946, filed May 18, 1992, Exhibit 10.5.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1998                    RAILCAR TRUST NO. 1992-1

                                  By: /s/ David A. Vanaskey, Jr.
                                      --------------------------------------
                                      Name: David A. Vanaskey, Jr.
                                      Title:   Assistant Vice President
                                      Wilmington Trust Company, Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          SIGNATURE                       TITLE                    DATE
          ---------                       -----                    ----

  /s/ David A. Vanaskey, Jr.    Assistant Vice President
------------------------------  Wilmington Trust Co., Trustee   March 30, 1998
    David A. Vanaskey, Jr.


     /s/ Bruce L. Bisson        Vice President
------------------------------  Wilmington Trust Co., Trustee   March 30, 1998
       Bruce L. Bisson

           ITEM 8, ITEM 14(a) (1) AND (2), ITEM 14(c), AND ITEM 14(d)

                            RAILCAR TRUST NO. 1992-1
                           ANNUAL REPORT ON FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE(S)
                                                                                                             -------
Report of Ernst & Young LLP, Independent Auditors..........................................................    F-1
Consolidated Balance Sheets--December 31, 1997 and 1996....................................................    F-2
Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995....................    F-3
Consolidated Statements of Trust Surplus (Deficit) for the years ended December 31, 1997, 1996, and 1995...    F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995................    F-5
Notes to the Consolidated Financial Statements.............................................................    F-6
Financial Statement Schedule for the years ended December 31, 1997, 1996, and 1995.........................
     Schedule I - Condensed Financial Information of Registrant............................................    F-9

All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Trustees
Railcar Trust No. 1992-1

     We have audited the accompanying consolidated balance sheets of Railcar Trust No. 1992-1 (The Trust) as of December 31, 1997 and 1996, and the related consolidated statements of income, Trust surplus (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Railcar Trust No. 1992-1 at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Seattle, Washington
March 6, 1998

                            RAILCAR TRUST NO. 1992-1
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1997          1996
                                                                    --------      --------
                           ASSETS
Cash and cash equivalents......................................     $    587      $    490
Restricted cash................................................       18,888        17,919
Rent receivable from GE Capital Railcar Associates, Inc........       12,753        12,753
Prepaid expenses and other.....................................        1,144         1,075
                                                                    --------      --------
   Total current assets........................................       33,372        32,237
Rental equipment...............................................      813,044       862,825
Deferred financing fees........................................        2,171         3,051
                                                                    --------      --------
Total assets...................................................     $848,587      $898,113
                                                                    ========      ========
                LIABILITIES AND TRUST SURPLUS
Accrued interest and other expenses............................     $  6,850      $  7,600
Current maturities of long-term debt...........................      110,999        84,782
                                                                    --------      --------
   Total current liabilities...................................      117,849        92,382
Long-term debt:
 Trust notes...................................................      642,351       733,663
 Secured indebtedness..........................................       27,912        47,456
                                                                    --------      --------
   Total long-term debt........................................      670,263       781,119
Minority interest in Partnership...............................        9,453        10,119
Trust surplus:
 Capital distributions in excess of contributions..............      (69,355)      (68,605)
 Cumulative net earnings.......................................      120,377        83,098
                                                                    --------      --------
   Net trust surplus...........................................       51,022        14,493
                                                                    --------      --------
Total liabilities and trust surplus............................     $848,587      $898,113
                                                                    ========      ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1997        1996         1995
                                                             ---------    --------     --------

Rental revenue from GE Capital Railcar Associates, Inc...    $153,801     $153,034     $152,457

Operating expenses:
 Depreciation............................................     (49,781)     (49,782)     (49,781)
 General, administrative, and other......................        (360)        (432)        (473)
                                                             --------     --------     --------
   Total operating expenses..............................     (50,141)     (50,214)     (50,254)
                                                             --------     --------     --------
Operating income.........................................     103,660      102,820      102,203
Interest expense.........................................     (65,494)     (72,448)     (79,240)
Minority interest........................................        (887)        (879)        (873)
                                                             --------     --------     --------
Net income...............................................    $ 37,279     $ 29,493     $ 22,090
                                                             ========     ========     ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1
               CONSOLIDATED STATEMENTS OF TRUST SURPLUS (DEFICIT)
                                 (IN THOUSANDS)

                                                    CAPITAL
                                                DISTRIBUTIONS     CUMULATIVE     NET TRUST
                                                IN EXCESS OF         NET          SURPLUS
                                                 CONTRIBUTIONS     EARNINGS      (DEFICIT)
                                                ---------------  ------------  -------------
Balance at January 1, 1995....................     $(68,605)       $ 31,515       $(37,090)
Net income....................................          --           22,090         22,090
                                                   --------        --------       --------
Balance at December 31, 1995..................      (68,605)         53,605        (15,000)
Net income....................................          --           29,493         29,493
                                                   --------        --------       --------
Balance at December 31, 1996..................      (68,605)         83,098         14,493
Net income....................................          --           37,279         37,279
Distribution to Holders of
  Beneficial Interest.........................         (750)            --           (750)
                                                   --------        --------       --------
Balance at December 31, 1997..................     $(69,355)       $120,377       $ 51,022
                                                   ========        ========       ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1997           1996           1995
                                                                          --------       --------       --------
Operating activities:
 Net income.........................................................      $ 37,279       $ 29,493       $ 22,090
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.....................................................        49,781         49,782         49,781
   Amortized discount on debt and deferred financing fees...........         1,167          1,325          1,506
   Minority interest................................................           887            879            873
   Changes in assets and liabilities, net:
     Restricted cash................................................          (969)           966          1,104
     Rent receivable from GE Capital Railcar Associates, Inc........             0              0            576
     Other..........................................................          (962)        (1,015)          (747)
                                                                          --------       --------       --------
   Net cash provided by operating activities........................        87,183         81,430         75,183

Financing activities:
 Principal payments on borrowings...................................       (84,783)       (79,844)       (73,663)
 Distributions to beneficiaries.....................................          (750)             0              0
 Distributions to minority interest.................................        (1,553)        (1,544)        (1,544)
                                                                          --------       --------       --------
   Net cash used in financing activities............................       (87,086)       (81,388)       (75,207)
                                                                          --------       --------       --------

Net increase (decrease) in cash.....................................            97             42            (24)
Cash and cash equivalents at beginning of the year..................           490            448            472
                                                                          --------       --------       --------
Cash and cash equivalents at end of the year........................      $    587       $    490       $    448
                                                                          ========       ========       ========

Supplemental cash flow information:
  Interest paid during the year.....................................      $ 65,586       $ 72,483       $ 78,808
                                                                          ========       ========       ========

        See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A   ORGANIZATION AND OPERATIONS

Railcar Trust No. 1992-1 (the "Trust") holds a majority interest in Railcar Associates, L.P., a limited partnership (the Partnership). The Partnership leases approximately 59,000 railcars within the United States. GE Capital Railcar Associates, Inc. (the Lessee) is the sole lessee of the railcars. The leases mature in 2004 with quarterly fixed rental payments totaling approximately $153 million annually. These rental payments are guaranteed by General Electric Capital Corporation (GECC). The Lessee has an option to purchase all the railcars under lease for approximately $500 million at the end of the lease. The Lessee is responsible for maintenance, taxes, insurance, and other expenses involved with operating the railcars. The Lessee has an annual obligation to make certain contingent rental payments to the Partnership in addition to the previously described quarterly fixed rental payments ("Additional Rent"). Additional Rent for the year ending December 31, 1995 in the amount of $759 thousand was received by the Trust. $750 thousand of the Additional Rent was distributed in September 1997 on a prorata basis to the holders of the Beneficial Interests in the Trust; the remainder was used by the Trust to pay expenses.

The Partnership has the following partners:

          PARTNER                          INTEREST (%)

          Railcar Trust No. 1992-1             98.99 %
          GE Railcar Associates, Inc.           1.00 %
          GE Railcar Leasing Associates, Inc.   0.01 %

The partners share in profits or losses and distributions in accordance with a specific formula, as defined in the Amended and Restated Agreement of Limited Partnership.

The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. The audit of Additional Rent has not been completed for 1997 and certain components of the Additional Rent calculation for 1996 are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership for 1996 or 1997, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1996 or 1997.


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

                           RAILCAR TRUST NO. 1992-1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Rental Equipment: Rental equipment (rail cars) is carried at cost, which is based upon the historical cost of the contributing partners. Rail cars are depreciated to the estimated residual value using the straight-line method over the terms of the leases.

                                                      DECEMBER 31,
                                              ----------------------------
                                                 1997              1996
                                              ----------        ----------
                                                     (IN THOUSANDS)

Rail cars (at cost)....................       $1,388,582        $1,388,582
Accumulated depreciation...............         (575,538)         (525,757)
                                              ----------        ----------
Net book value.........................       $  813,044        $  862,825
                                              ==========        ==========

Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust. The net trust deficit for federal income tax purposes was approximately $283 million at December 31, 1997.

NOTE C    LONG-TERM DEBT

Trust Notes: In June 1992, the Trust issued $998 million of 7.75% Trust Notes (the "Trust Notes"). The Trust Notes mature through 2004 and are secured by the Trust's ownership interest in the Partnership. The proceeds from the Trust Notes, after the payment of certain expenses and the establishment of certain reserves, were distributed to beneficiaries of the Trust.

Secured Indebtedness: The Partnership has long-term debt, which is secured by certain of the railcars, and has agreed to pay all amounts owed thereunder as they become due. This debt has interest rates ranging from 9.95% to 11.1% and matures at various times through 2003. Some components of the debt have annual sinking fund requirements. The debt is being serviced out of rental receipts of the Partnership pursuant to the leases.

The Trust's debt agreements are secured by assets with an aggregate net book
value of approximately    $849 million at December 31, 1997.

                                                       DECEMBER 31,
                                                --------------------------
                                                   1997             1996
                                                ---------         --------
                                                      (IN THOUSANDS)

Trust notes...............................      $ 733,806         $795,645
Secured indebtedness......................         47,456           70,256
                                                ---------         --------
 Total debt...............................        781,262          865,901
Less:  Current maturities.................       (110,999)         (84,782)
                                                ---------         --------
 Long-term debt...........................      $ 670,263         $781,119
                                                =========         ========

                           RAILCAR TRUST NO. 1992-1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The fair value of the Trust's long-term debt was approximately $816 million at December 31, 1997 and was estimated using a discounted cash flow analysis based on the Trust's incremental borrowing rate.

The aggregate annual maturities of long-term debt (in thousands) as of December 31 are as follows:

                  1998                $110,999
                  1999                 101,301
                  2000                  94,488
                  2001                 134,131
                  2002 and beyond      340,343
                                      --------
                  Total debt          $781,262
                                      ========


NOTE D    SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Trust's quarterly consolidated financial information:

                                                       Quarter Ended
                   --------------------------------------------------------------------------------------
                        March 31,              June 30,            September 3,          December 31,
                   -------------------   --------------------  --------------------  --------------------
(In Thousands)       1997       1996       1997       1996       1997       1996       1997       1996
-----------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues..........   $38,259    $38,259    $38,258    $38,258    $39,026    $38,259    $38,258    $38,258
Operating Income..    25,750     25,750     25,665     25,630     26,510     25,712     25,735     25,728
Net Income........     8,466      6,862      8,889      7,093     10,146      7,586      9,778      7,952

                            RAILCAR TRUST NO. 1992-1
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        DECEMBER 31,
                                                                    ----------------------
                                                                      1997          1996
                                                                    --------      --------
                            ASSETS
Cash and cash equivalents......................................     $    550      $    456
Prepaid expenses and other.....................................          881         1,024
                                                                    --------      --------
   Total current assets........................................        1,431         1,480
Investment in Partnership......................................      785,969       810,750
Deferred financing fees........................................        2,171         3,051
                                                                    --------      --------
Total assets...................................................     $789,571      $815,281
                                                                    ========      ========
              LIABILITIES AND TRUST SURPLUS
Accrued interest...............................................     $  4,743      $  5,143
Current maturities of Trust notes..............................       91,455        61,982
                                                                    --------      --------
   Total current liabilities...................................       96,198        67,125
Trust notes....................................................      642,351       733,663
                                                                    --------      --------
   Total liabilities...........................................      738,549       800,788

Trust surplus:
 Capital distributions in excess of contributions..............      (69,355)      (68,605)
 Cumulative net earnings.......................................      120,377        83,098
                                                                    --------      --------
   Net trust surplus...........................................       51,022        14,493
                                                                    --------      --------
Total liabilities and trust surplus............................     $789,571      $815,281
                                                                    ========      ========

                            RAILCAR TRUST NO. 1992-1
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1997           1996           1995
                                                                          --------       --------       --------
Revenues:
 Interest income....................................................      $     10       $     22       $     11

Expenses:
 Interest...........................................................       (60,252)       (65,121)       (69,630)
 General and administrative.........................................          (110)          (183)          (223)
                                                                          --------       --------       --------
                                                                           (60,362)       (65,304)       (69,853)
                                                                          --------       --------       --------
Loss from operations before equity in earnings of Partnership.......       (60,352)       (65,282)       (69,842)
Equity in earnings of Partnership...................................        97,631         94,775         91,932
                                                                          --------       --------       --------
Net income..........................................................      $ 37,279       $ 29,493       $ 22,090
                                                                          ========       ========       ========

                            RAILCAR TRUST NO. 1992-1
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Operating activities:
 Net income..............................................    $ 37,279     $ 29,493     $ 22,090
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Equity in earnings of Partnership.....................     (97,631)     (94,775)     (91,932)
   Amortized discount on debt and deferred fees..........       1,022        1,177        1,506
   Accrued interest......................................        (400)        (387)        (340)
                                                             --------     --------     --------
   Net cash used in operating activities.................     (59,730)     (64,492)     (68,676)

Investing activities:
 Net distributions from Partnership......................     122,412      124,361      121,220
                                                             --------     --------     --------
   Net cash provided by investing activities.............     122,412      124,361      121,220

Financing activities:
 Principal payments on borrowings........................     (61,838)     (59,838)     (52,557)
 Distribution to beneficiaries...........................        (750)           0            0
                                                             --------     --------     --------
   Net cash used in financing activities.................     (62,588)     (59,838)     (52,557)
                                                             --------     --------     --------

Net increase (decrease) in cash..........................          94           31          (13)
Cash and equivalents at beginning of year................  ----------   ----------   ----------
                                                                  456          425          438
                                                             --------     --------     --------
Cash and equivalents at end of year......................    $    550     $    456     $    425
                                                             ========     ========     ========