Form 10-Q
period 1998-03-31
RAILCAR TRUST NO 1992-1
filed 1998-05-13
CIK 882538

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


     * QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934..................For the period ended March 31, 1998

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

                                 ____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X      No  ________
                             --------

________________________________________________________________________________

                         PART I. FINANCIAL INFORMATION

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      1998           1997
                                                                 --------------  -------------
                              ASSETS

Cash and cash equivalents......................................       $    636       $    587

Restricted cash................................................            866         18,888

Rent receivable from GE Capital Railcar Associates, Inc........         12,753         12,753

Prepaid expenses and other.....................................          1,057          1,144
                                                                      --------       --------

   Total current assets........................................         15,312         33,372

Rental equipment...............................................        800,599        813,044

Deferred financing fees........................................          1,977          2,171
                                                                      --------       --------

Total assets...................................................       $817,888       $848,587
                                                                      ========       ========

                         LIABILITIES AND TRUST SURPLUS

Accrued interest and other expenses............................       $  6,281       $  6,850

Current maturities of long-term debt...........................         95,647        110,999
                                                                      --------       --------

   Total current liabilities...................................        101,928        117,849

Long-term debt:
 Trust notes...................................................        617,885        642,351
 Secured indebtedness..........................................         27,537         27,912
                                                                      --------       --------

   Total long-term debt........................................        645,422        670,263

Minority interest in Partnership...............................          9,287          9,453

Trust surplus:
 Capital distributions in excess of contributions..............        (69,355)       (69,355)
 Cumulative net earnings.......................................        130,606        120,377
                                                                      --------       --------

   Net trust surplus...........................................         61,251         51,022
                                                                      --------       --------

Total liabilities and trust surplus............................       $817,888       $848,587
                                                                      ========       ========

        See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                             THREE MONTH PERIOD ENDED
                                                                                     MARCH 31,
                                                                                1998           1997
                                                                           --------------  ------------
Rental revenue from GE Capital Railcar Associates, Inc..................   $      38,259   $    38,259
                                                                           -------------   -----------

Operating expenses:
  Depreciation..........................................................         (12,445)      (12,445)
  General, administrative and other.....................................             (70)          (64)
                                                                           -------------   -----------

      Total operating expenses..........................................         (12,515)      (12,509)
                                                                           -------------   -----------

Operating income........................................................          25,744        25,750

Interest expense........................................................         (15,295)      (17,064)

Minority interest.......................................................            (220)         (220)
                                                                           -------------   -----------

Net income..............................................................   $      10,229   $     8,466
                                                                           =============   ===========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                        THREE MONTH PERIOD ENDED
                                                                MARCH 31,
                                                             1998       1997
                                                           ---------  ---------
Operating activities:
 Net income...............................................  $ 10,229   $  8,466
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation...........................................    12,445     12,445
   Amortized discount on debt and deferred financing fees.       272        308
   Income of minority interest............................       220        220
   Changes in assets and liabilities, net:
     Restricted cash......................................    18,022     16,533
     Rent receivable from GE Capital Railcar Associates,          -          -
      Inc.................................................
     Other................................................      (524)      (866)
                                                           ---------   --------

      Net cash provided by operating activities...........    40,664     37,106

Financing activities:
 Principal payments on borrowings.........................   (40,229)   (36,697)
 Distributions to minority interest.......................      (386)      (386)
                                                           ---------   --------

      Net cash used in financing activities...............   (40,615)   (37,083)
                                                           ---------   --------

Net increase in cash......................................        49         23
Cash and equivalents at beginning of the period...........       587        505
                                                           ---------   --------

Cash and equivalents at end of the period.................  $    636   $    528
                                                           =========   ========

Supplemental cash flow information:

  Interest paid during the period.........................  $ 15,708   $ 17,747
                                                           =========   ========

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements for the periods shown.

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

As mentioned above, the Lessee has an annual obligation to make certain contingent rental payments ("Additional Rent") to the Partnership in addition to the previously described quarterly fixed rental payments. The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. As of March 31, 1998, the audit of Additional Rent had not been completed for 1996 or 1997 and certain components of the Additional Rent calculation are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership for 1996 or 1997, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1996, 1997 or 1998.

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

                                                  MARCH 31,         DECEMBER 31,
                                                     1998               1997
                                              ------------------  ----------------
                                                        (IN THOUSANDS)
          Railcars (at cost)................         $1,388,582        $1,388,582
          Accumulated depreciation..........           (587,983)         (575,538)
                                                     ----------        ----------

          Net Book Value....................         $  800,599        $  813,044
                                                     ==========        ==========

Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust.

NOTE C         DEBT

          Debt consists of the following:

                                                  MARCH 31,     DECEMBER 31,
                                                    1998           1997
                                               --------------  -------------
                                                       (IN THOUSANDS)
          Trust notes......................       $711,148      $ 733,806
          Secured indebtedness.............         29,921         47,456
                                                  --------      ---------
           Total debt......................        741,069        781,262
          Less:  Current maturities........        (95,647)      (110,999)
                                                  --------      ---------
           Long-term debt..................       $645,422      $ 670,263
                                                  ========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Liquidity and Capital Resources

Substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership interest in the Partnership. No new borrowings have occurred during 1998.

Debt Maturities and Repayments

Current maturities of long-term debt of $95.6 million at March 31, 1998 represent debt which is being serviced by cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first three months of both 1998 and 1997, on a consolidated basis the Trust received rental revenues of $38.3 million pursuant to the Leases. Operating income was $25.7 million and $25.8 million for the first three months of 1998 and 1997, respectively. Interest expense, net, was $15.3 million and $17.1 million for the first three months of 1998 and 1997, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $10.2 million and $8.5 million for the first three months of 1998 and 1997, respectively.

The Trust generated $40.7 million in cash from operating activities during the first three months of 1998. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $40.2 million was used in order to reduce borrowings and $.4 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $17.5 million to a total of $29.9 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $22.7 million to a total amount of $711.1 million at quarter-end.

During first quarter 1998, no distributions were made to the holders of the Beneficial Interests in the Trust.

                                    PART II

ITEM 5.   OTHER INFORMATION

          The Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27    Financial Data Schedule

               99 Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 for General Electric Capital Corporation.

          (b) Reports on Form 8-K

              none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 1998                  RAILCAR TRUST NO. 1992-1



                              By:  /s/ David A. Vanaskey, Jr.
                                   --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  Signature                                    Date
                  ---------                                    ----

         /s/ David A. Vanaskey, Jr.                        May 13, 1998
   --------------------------------------            ----------------------
          David A. Vanaskey, Jr.
          Assistant Vice President

         /s/ Bruce L. Bisson                               May 13, 1998
   --------------------------------------            ----------------------
          Bruce L. Bisson
          Vice President

                                 Exhibit Index


          Exhibits

              27    Financial Data Schedule

              99 Quarterly Report on Form 10-Q for the quarter ended March 28, 1998 for General Electric Capital Corporation.