Form 10-Q
period 1998-06-30
RAILCAR TRUST NO 1992-1
filed 1998-08-10
CIK 882538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



*  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934  ......................... For the period ended June 30, 1998

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


                                 ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X      No
                              ________    ________


================================================================================

                         PART I. FINANCIAL INFORMATION

                            RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                 (In Thousands)


                                                                     June 30,       December 31,
                                                                       1998             1997
                                                                  --------------   --------------
                          Assets

Cash and cash equivalents......................................        $    688         $    587

Restricted cash................................................             873           18,888

Rent receivable from GE Capital Railcar Associates, Inc........          12,753           12,753

Prepaid expenses and other.....................................             805            1,144
                                                                       --------         --------

   Total current assets........................................          15,119           33,372

Rental equipment...............................................         788,154          813,044

Deferred financing fees........................................           1,793            2,171
                                                                       --------         --------

Total assets...................................................        $805,066         $848,587
                                                                       ========         ========

             Liabilities and Trust Surplus

Accrued interest and other liabilities.........................        $  5,683         $  6,850

Current maturities of long-term debt...........................          97,545          110,999
                                                                       --------         --------

   Total current liabilities...................................         103,228          117,849

Long-term debt:
 Trust notes...................................................         593,978          642,351
 Secured indebtedness..........................................          26,627           27,912
                                                                       --------         --------

   Total long-term debt........................................         620,605          670,263

Minority interest in Partnership...............................           9,119            9,453

Trust surplus:
 Capital distributions in excess of contributions..............         (74,623)         (69,355)
 Cumulative net earnings.......................................         146,737          120,377
                                                                       --------         --------

   Net trust surplus...........................................          72,114           51,022
                                                                       --------         --------

Total liabilities and trust surplus............................        $805,066         $848,587
                                                                       ========         ========


       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                (In Thousands)


                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,

                                               1998            1997           1998            1997
                                           -------------   ------------   -------------   ------------
Rental revenue from GE Capital Railcar
 Associates, Inc........................       $ 43,580       $ 38,258        $ 81,839       $ 76,517
                                               --------       --------        --------       --------

Operating expenses:
 Depreciation...........................        (12,445)       (12,446)        (24,890)       (24,891)
 General, administrative and other......            (71)          (147)           (141)          (211)
                                               ---------      --------        --------       --------

   Total operating expenses.............        (12,516)       (12,593)        (25,031)       (25,102)
                                               ---------      --------        --------       --------

Operating income........................         31,064         25,665          56,808         51,415

Interest expense........................        (14,660)       (16,557)        (29,955)       (33,621)

Minority interest.......................           (273)          (219)           (493)          (439)
                                               --------       --------        --------       --------

Net income..............................       $ 16,131       $  8,889        $ 26,360       $ 17,355
                                               ========       ========        ========       ========



       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In Thousands)


                                                                     Six months ended
                                                                         June 30,

                                                                 1998            1997
                                                            --------------   ------------
Operating activities:
 Net income..............................................        $ 26,360       $ 17,355
 Adjustments to reconcile net income to net cash
  provided by operating activities:                                24,890         24,891
   Depreciation..........................................
   Amortized discount on debt and deferred financing fees             532            604
   Income of minority interest...........................             493            439
   Changes in assets and liabilities, net:
     Restricted cash.....................................          18,015         16,351
     Rent receivable from GE Capital Railcar Associates,
      Inc................................................
     Other...............................................            (910)          (282)
                                                                 --------       --------

   Net cash provided by operating activities.............          69,380         59,358

Financing activities:
 Borrowings..............................................               -              -
 Principal payments on borrowings........................         (63,184)       (57,832)
 Distribution to beneficiaries...........................          (5,268)             -
 Cash contributed........................................               -              -
 Distributions to minority interest......................            (827)          (773)
                                                                 --------       --------

   Net cash used in financing activities.................         (69,279)       (58,605)
                                                                 --------       --------

Net increase (decrease) in cash..........................             101            753
Cash and equivalents at beginning of the period..........             587            490
                                                                 --------       --------

Cash and equivalents at end of the period................        $    688       $  1,243
                                                                 ========       ========

Supplemental cash flow information:

  Interest paid during the period........................        $ 30,511       $ 32,775
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

As mentioned above, the Lessee has an annual obligation to make certain contingent rental payments ("Additional Rent") to the Partnership in addition to the previously described quarterly fixed rental payments. The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. As of June 30, 1998, the audit of Additional Rent had not been completed for 1997 and certain components of the Additional Rent calculation are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1997 or 1998.

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

                                   June 30,              December 31,
                                     1998                    1997
                            ----------------------   -------------------
                                       (In Thousands)

Railcars (at cost)...              $1,388,582            $1,388,582
Accumulated                          (600,428)             (575,538)
 depreciation........              ----------            ----------

Net Book Value.......              $  788,154            $  813,044
                                   ==========            ==========

Income Taxes: The Trust does not provide for income taxes as the liability for such taxes is that of the beneficial owners of the Trust.



Note C         Debt

Debt consists of the following:

                                   June 30,               December 31,
                                     1998                     1997
                           ----------------------   ----------------------
                                   (IN THOUSANDS)

Trust notes.......                $689,088                $ 733,806
Secured                             29,062                   47,456
 indebtedness.....                --------                ---------
 Total debt.......                 718,150                  781,262
Less:  Current                     (97,545)                (110,999)
 maturities.......                --------                ---------
 Long-term debt...                $620,605                $ 670,263
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

Debt Maturities and Repayments

Current maturities of long-term debt of $97.5 million at June 30, 1998 represent debt which is being serviced from the cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first six months of both 1998 and 1997, on a consolidated basis the Trust received rental revenues pursuant to the Leases of $81.8 million and $76.5 million respectively. Operating income was $56.8 million and $51.4 million for the first six months of 1998 and 1997, respectively. The increase of income was due to the receipt of $5.3 million of additional rent. Interest expense, net, was $30.0 million and $33.6 million for the first six months of 1998 and 1997, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $26.4 million and $17.4 million for the first six months of 1998 and 1997, respectively.

The Trust generated $69.4 million in cash from operating activities during the first six months of 1998. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $63.2 million was used in order to reduce borrowings, $5.3 million was distributed to the holders of Beneficial Interest in the Trust and $827 thousand was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $18.4 million to a total of $29.0 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $44.7 million to a total amount of $689.1 million at quarter-end.

                                    PART II

ITEM 5.  Other Information

         The Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27  Financial Data Schedule

              99 Quarterly Report on Form 10-Q for the quarter ended June 27, 1998 for General Electric Capital Corporation.

         (b)  Reports on Form 8-K

              none

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 1998                   RAILCAR TRUST NO. 1992-1



                                  By: /s/ David A. Vanaskey, Jr.
                                     --------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                  Signature                                      Date
                  ---------                                      ----

          /s/ David A. Vanaskey, Jr.                       August 11, 1998
---------------------------------------------         -----------------------
           David A. Vanaskey, Jr.
           Assistant Vice President

           /s/ Bruce L. Bisson                             August 11, 1998
---------------------------------------------         -----------------------
              Bruce L. Bisson
              Vice President