Form 10-Q
period 1998-09-30
RAILCAR TRUST NO 1992-1
filed 1998-11-13
CIK 882538

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q



*    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 .........................For the period ended September 30,
     1998

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



                                _______________

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

                         PART I. FINANCIAL INFORMATION

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                (IN THOUSANDS)


                                                                  September 30,    DECEMBER 31,
                                                                       1998            1997
                                                                  --------------   -------------
                                    Assets

Cash and cash equivalents......................................        $    628        $    587

Restricted cash................................................             878          18,888

Rent receivable from GE Capital Railcar Associates, Inc........          12,753          12,753

Prepaid expenses and other.....................................             765           1,144
                                                                       --------        --------
   Total current assets........................................          15,024          33,372

Rental equipment...............................................         775,709         813,044

Deferred financing fees........................................           1,619           2,171
                                                                       --------        --------
Total assets...................................................        $792,352        $848,587
                                                                       ========        ========

                         LIABILITIES AND TRUST EQUITY

Accrued interest and other expenses............................        $  5,778        $  6,850

Current maturities of long-term debt...........................          99,431         110,999
                                                                       --------        --------
   Total current liabilities...................................         105,209         117,849

Long-term debt:
 Trust notes...................................................         568,562         642,351
 Secured indebtedness..........................................          26,252          27,912
                                                                       --------        --------
   Total long-term debt........................................         594,814         670,263

Minority interest in Partnership...............................           8,954           9,453

Trust equity:
 Capital distributions in excess of contributions..............         (74,623)        (69,355)
 Cumulative net earnings.......................................         157,998         120,377
                                                                       --------        --------
   Net trust equity............................................          83,375          51,022
                                                                       --------        --------
Total liabilities and trust equity.............................        $792,352        $848,587
                                                                       ========        ========



        See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                (IN THOUSANDS)


                                                Three month periods            Nine month periods
                                                 ended September 30,           ended September 30,
                                               1998            1997           1998            1997
                                           -------------   ------------   -------------   ------------
Rental revenue from GE Capital Railcar
 Associates, Inc........................       $ 38,188       $ 39,026        $120,027       $115,543
                                               --------       --------        --------       --------
Operating expenses:
 Depreciation...........................        (12,446)       (12,445)        (37,336)       (37,336)
 General, administrative and other......           (106)           (71)           (247)          (282)
                                               --------       --------        --------       --------
   Total operating expenses.............        (12,552)       (12,516)        (37,583)       (37,618)
                                               --------       --------        --------       --------
Operating income........................         25,636         26,510          82,444         77,925

Interest expense........................        (14,207)       (16,135)        (44,162)       (49,756)

Minority interest.......................           (167)          (229)           (660)          (668)
                                               --------       --------        --------       --------
Net income..............................       $ 11,262       $ 10,146        $ 37,622       $ 27,501
                                               ========       ========        ========       ========



        See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                     Nine month periods ended
                                                                           September 30,
                                                                       1998           1997
                                                                     ---------     ---------
Operating activities:
 Net income..............................................             $ 37,622      $ 27,501
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation..........................................               37,336        37,336
   Amortized discount on debt and deferred financing fees                  781           890
   Income of minority interest...........................                  660           668
   Changes in assets and liabilities, net:
     Restricted cash.....................................               18,010        17,210
     Rent receivable from GE Capital Railcar Associates,
      Inc................................................                    -             -
     Other...............................................                 (819)       (1,279)
                                                                      --------      --------
    Net cash provided by operating activities.............              93,590        82,326

Financing activities:
 Borrowings..............................................                    -             -
 Principal payments on borrowings........................              (87,122)      (80,362)
 Distribution to beneficiaries...........................               (5,268)         (750)
 Cash contributed........................................                    -             -
 Distributions to minority interest......................               (1,159)       (1,166)
                                                                      --------      --------

   Net cash used in financing activities.................              (93,549)      (82,278)
                                                                      --------      --------

Net increase (decrease) in cash..........................                   41            48
Cash and equivalents at beginning of the period..........                  587           490
                                                                      --------      --------

Cash and equivalents at end of the period................             $    628      $    538
                                                                      ========      ========

Supplemental cash flow information:

  Interest paid during the period........................             $ 44,436      $ 50,181
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

As mentioned above, the Lessee has an annual obligation to make certain contingent rental payments ("Additional Rent") to the Partnership in addition to the previously described quarterly fixed rental payments. The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. As of September 30, 1998, the audit of Additional Rent had not been completed for 1997 and certain components of the Additional Rent calculation are currently being disputed by the parties to the Leases. Although management does not expect Additional Rent to be material to the financial statements of the Partnership, the outcome of this dispute, and the amount of Additional Rent, if any, that will ultimately be paid to the Partnership cannot be determined at this time. As a result, no Additional Rent has been recorded by the Partnership for 1997 or 1998.

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

                                     September 30,           DECEMBER 31,
                                         1998                   1997
                                     -------------           ------------
                                                (IN THOUSANDS)
        Railcars (at cost)...          $1,388,582             $1,388,582
        Accumulated
         depreciation........            (612,873)              (575,538)
                                       ----------             ----------
        Net Book Value.......          $  775,709             $  813,044
                                       ==========             ==========

Income Taxes: The Trust does not provide for income taxes as the liability for such taxes is that of the beneficial owners of the Trust.



NOTE C      DEBT


Debt consists of the following:

                                     September 30,            DECEMBER 31,
                                         1998                     1997
                                    -------------             ------------
                                                 (IN THOUSANDS)
        Trust notes.......            $ 665,558                $ 733,806
        Secured
         indebtedness.....               28,687                   47,456
                                      ---------                ---------
          Total debt......              694,245                  781,262
        Less:  Current
         maturities.......              (99,431)                (110,999)
                                      ---------                ---------
          Long-term debt..            $ 594,814                $ 670,263
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

Debt Maturities and Repayments

Current maturities of long-term debt of $99.4 million at September 30, 1998 represent debt which is being serviced from the cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first nine months of 1998 and 1997, on a consolidated basis the Trust received rental revenues of $120.0 and $115.5 million, respectively, pursuant to the Leases. Operating income was $82.4 and $77.9 million for the first nine months of 1998 and 1997, respectively. Interest expense, net, was $44.2 million and $49.8 million for the first nine months of 1998 and 1997, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $37.6 million and $27.5 million for the first nine months of 1998 and 1997, respectively.

The Trust generated $93.6 million in cash from operating activities during the first nine months of 1998. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $87.1 million was used in order to reduce borrowings and $1.2 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $18.8 million to a total of $28.7 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $68.2 million to a total amount of $665.6 million at quarter-end.

During the first nine months of 1998, $5,268 thousand of 1996 Additional Rent was distributed to the holders of the Beneficial Interests in the Trust.

                                    PART II

ITEM 5.  OTHER INFORMATION

         The Quarterly Report on Form 10-Q for the quarter ended September 26, 1998 for General Electric Capital Corporation is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27  Financial Data Schedule

              99  Quarterly Report on Form 10-Q for the quarter ended September
                   26, 1998 for General Electric Capital Corporation.

         (b)  Reports on Form 8-K

              none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 1998              RAILCAR TRUST NO. 1992-1



                               By: /s/David A. Vanskey,Jr.
                                   -----------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


              Signature                              Date
              ---------                              ----

       /s/ David A. Vanskey, Jr.                   11/13/98
   ----------------------------------           ---------------
          David A. Vanskey, Jr.
        Assistant Vice President

          /s/ Bruce L. Bisson                      11/13/98
   -----------------------------------         ----------------
            Bruce L. Bisson
            Vice President