Form 10-K
period 1998-12-31
RAILCAR TRUST NO 1992-1
filed 1999-03-31
CIK 882538

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

*   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934..................For the fiscal year ended December 31, 1998

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

                               ----------------

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

                               TABLE OF CONTENTS

                                                                                                           Page
PART I ....................................................................................................  1
ITEM 1.     Business of the Company .......................................................................  1
ITEM 2.     Properties ....................................................................................  4
ITEM 3.     Legal Proceedings..............................................................................  4
ITEM 4.     Submission of Matters to a Vote of Security Holders ...........................................  4
PART II ...................................................................................................  4
ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters .........................  4
ITEM 6.     Selected Consolidated Financial Data ..........................................................  5
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .........  6
ITEM 8.     Financial Statements and Supplementary Data ...................................................  8
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure.  8
PART III ..................................................................................................  8
ITEM 10.    Directors and Executive Officers of the Registrant ............................................  8
ITEM 11.    Executive Compensation ........................................................................  8
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management ................................  9
ITEM 13.    Certain Relationships and Related Transactions ................................................  9
PART IV.................................................................................................... 10
ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................. 10


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

The Leases

The Leases between the Partnership and the Lessee are for a twelve-year (12) term expiring in 2004. Pursuant thereto, the Lessee pays to the Partnership fixed annual rental payments in the approximate amount of $153 million ("Basic Rent"). The Leases include the grant to the Lessee of an assignable fixed price purchase option at the end of the term of the Leases for all, but not less than all, of the railcars for approximately $500 million. The Leases are net leases under which the Lessee is responsible for maintenance and other expenses of the railcars and all obligations of the Lessee are unconditionally guaranteed by GECC. The Lessee has an annual obligation to make certain contingent payments to the Partnership in addition to the Basic Rent as determined pursuant to the Leases ("Additional Rent").

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

Prior to July 25, 1994, Rail was liquidated and/or merged with and into Signal Capital Holdings and Signal Capital Holdings, in turn, distributed a 0.5% interest in the Trust to its parent, Itel Rail Holdings. Such transactions resulted in Signal Capital Holdings owning a 68.5% Trust interest and Itel Rail Holdings owning a 30.5% Trust interest. On July 25, 1994, SCAP Associates, L.L.C., a Delaware limited liability company ("SCAP"), acquired from Itel Rail Holdings a 30% beneficial interest in the Trust and 100% of the stock of Signal Capital Holdings. SCAP subsequently acquired Itel Rail Holdings' remaining 0.5% interest in the Trust.

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

ITEM 2.   Properties

See Item 1--Business of the Company and the Consolidated Financial Statements. All of the Trust's materially important physical properties have been contributed to the Partnership and, in turn, leased to the Lessee pursuant to the Leases.

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

During the fourth quarter of 1998, no material matters with respect to the business and operation of the Trust came to a vote of trustors pursuant to the Trust Agreement and the Interinvestor Agreement.


                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Neither the Beneficial Interests in the Trust nor the Trust Notes are registered on any exchange. There is no established public trading market for either the Beneficial Interests in the Trust or the Trust Notes.

ITEM 6.   Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's 1998 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 has been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of income data for the years ended December 31, 1995 and 1994 and the
consolidated balance sheet data as of      December 31, 1996, 1995 and 1994 have
been derived from audited consolidated financial statements of the Trust not included in this Form 10-K.

                                                             Year Ended December 31,
                                      ----------------------------------------------------------------------
                                         1998           1997           1996            1995            1994
                                      ----------    ----------     -----------    -----------    -----------
Statement of Income Data
 (in 000's):
Rental revenue...................       $169,285       $153,801       $153,034       $152,457      $  153,611
Operating income.................        119,255        103,660        102,820        102,203         103,516
Net income.......................         60,374         37,279         29,493         22,090          17,181

Balance Sheet Data (in 000's):                                 As of December 31,
                                      -----------------------------------------------------------------------
                                          1998           1997           1996           1995          1994
                                      ----------      ---------      ---------      ---------      ----------
Total assets.....................       $790,756       $848,587       $898,113       $950,002      $1,002,845
Current maturities of long-term
 debt............................        101,401        110,999         84,782         79,844          73,663
Long-term debt...................        568,999        670,263        781,119        865,753         945,447
Trust surplus (deficit)..........        106,128         51,022         14,493        (15,000)        (37,090)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Liquidity and Capital Resources

As discussed in Item 1 above, substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership
interest in the Partnership, as more specifically described in   Item 1 of this
report.  No new borrowings occurred during 1998.

As noted above, fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes. During 1998, the Trust received rental revenues of $169.3 million pursuant to the Leases. Total operating expenses of $50.0 million were incurred, resulting in operating income in the amount of $119.3 million. Payment of interest expense, net in the amount of $57.9 million and accounting for minority interests in the Partnership, resulted in net income of $60.4 million at the Trust level.

Debt Maturities and Repayments

Current maturities of long-term debt of $101.4 million at December 31, 1998 represent debt, which is being serviced by cash flow from the Leases.

The Trust generated $117.9 million in cash from operating activities. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $111.0 million was used in order to reduce borrowings, $1.5 million was distributed to the minority interests in the Partnership and $5.3 million was distributed on a prorated basis to the holders of the Beneficial Interest in the Trust as a distribution of Additional Rent with respect to use and maintenance in 1996 (the 1997 and 1998 Additional Rent payments have not been received, see Note A to the Consolidated Financial Statements). The principal amount outstanding under the Assumed Indebtedness was decreased by $19.5 million to a total of $27.9 million at year-end, and the principal amount outstanding under the Trust Notes was decreased by $91.3 million to a total amount of $642.5 million at year-end.

Results of Operations

Rental revenues for the years ended December 31, 1998, 1997, and 1996 were $169.3 million, $153.8 million, and $153.0 million, respectively, reflecting rent on the Leases. The 1998 revenue included Additional Rent for 1996, 1997, and 1998 in the amounts of $5.3 million, $7.0 million and $4.0 million, respectively due to a change in accounting estimate (see Note A to the Consolidated Financial Statements). Operating income plus depreciation prior to minority interests and interest expense was $169.0 million, $153.4 million, and $152.6 million in 1998, 1997, and 1996, respectively. Operating income before interest expense and minority interests was $119.3 million, $103.7 million, and $102.8 million in 1998, 1997, and 1996, respectively. With the scheduled reduction of outstanding debt, interest expense continued to decline; the net was $57.9 million, $65.5 million, $72.4 million in 1998, 1997, and 1996, respectively. Net income continued to increase due to the reduction of the interest expense and the recording of the Additional Rent. Net income was $60.4 million, $37.3 million, and $29.5 million in 1998, 1997, and 1996, respectively. The Trust does not provide for income taxes, as the liability for such taxes is that of the holders of Beneficial Interests in the Trust.

Market Risk

The following table provides information about the Trust's debt obligations. As noted before, the Trust issued 7.75% notes due June 1, 2004 which paid per a set amortization schedule. The table presents the principal cash flows and related rates by expected maturity date.

                                                                                                         Fair Value
(In Thousands)               1999        2000          2001          2002         2003+       Total       12/31/98
-----------------------   --------     -------      --------      --------      --------   -----------  -----------
Long Term Debt            $101,401     $94,588      $134,131      $128,422      $211,858      $670,400     $682,756
 including Current
 Portion

Fixed Rate                    7.75%       7.75%         7.75%         7.75%         7.75%

Impact of the Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Due to the nature of the Trust, the Year 2000 implications are not material. The railcars owned by the Trust are leased on a twelve-year contract expiring in 2004. The Trust received quarterly lease payments totaling $153 million that provided the majority of the revenue. The Trust was designed to operate solely on the lease payments. The Trust's exposure to the Year 2000 is the possible impact on any Additional Rent. Additional Rent can be received by the Trust if income generated by the railcars exceeds specific contractual parameters. Additional Rent could be reduced or eliminated if the Year 2000 problems result in a decline in railcar usage.
While it is beyond the ability of the Trust to forecast the effect, the impact will not affect the Trust's ability to repay its indebtedness.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Following is a list of the persons known to the Registrant to be the beneficial owner of more than five percent of the Beneficial Interests in the Trust:

                                                                        Amount and Nature
                            Name and Address                              of Beneficial            Percent of
Title of Class             of Beneficial Owner                              Ownership                Class

Beneficial         First of St. Louis Leasing Corporation No. 1               N/A                      5.000%
 Interest          800 Market Street
                   St. Louis, MO  63101

Beneficial         MetLife Capital, Limited Partnership                       N/A                     21.567%
 Interest          334 Madison Avenue
                   Convent Station, NJ  07961

Beneficial         BancBoston Leasing, Inc.                                   N/A                     10.875%
 Interest          100 Federal Street, Mailstop 01-23-90
                   Boston, MA  02110

Beneficial         First Union Commercial Leasing Group, L.L.C.               N/A                     12.779%
 Interest          One First Union Center
                   Charlotte, NC  28288

Beneficial         Phoenix Home Life Mutual Insurance Company                 N/A                      7.059%
 Interest          One American Row
                   Hartford, CT  06102-5056

Beneficial         Sun Life Assurance Company of Canada (U.S.)                N/A                      8.336%
 Interest          One Sun Life Executive Park
                   Wellesley Hills, MA  02181

Beneficial         BA Leasing & Capital Corporation                           N/A                     20.501%
 Interest          Four Embarcadero Center
                   San Francisco, CA  94111


ITEM 13.    Certain Relationships and Related Transactions

Not applicable.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report starting on page F-1.

          (3) Listing of Exhibits.

Number    Description
------    -----------

 4.1 Indenture, dated June 1, 1992, between Railcar Trust No. 1992-1 and Harris Trust and Savings Bank, as Trustee, providing for 7.75% Trust Notes due 2004.*

 4.2 The Partnership is also party to other instruments defining the rights of holders of long-term debt of the Trust where the total indebtedness authorized under each agreement does not exceed 10% of the total assets of the Trust on a consolidated basis. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Trust is not filing such instruments. The Trust hereby undertakes to furnish to the Securities and Exchange Commission upon request copies of any or all such instruments.


10.1 Participation Agreement, dated December 31, 1991, among General Electric Railcar Services Corporation, GE Railcar Associates, Inc., GE Railcar Leasing Associates, Inc., General Electric Capital Corporation, Itel Rail Funding Corporation, Rex Railways, Inc., and Railcar Associates, L.P.*

10.2 Second Amended and Restated Trust Agreement, dated May 1, 1992, between Itel Rail Corporation and Wilmington Trust Company, as Trustees.**

10.3(a) Amended and Restated Agreement of Limited Partnership of Railcar Associates, L.P., dated June 1, 1992, among GE Railcar Associates, Inc., GE Railcar Leasing Associates, Inc., and Railcar Trust No. 1992-1.*

(b) Guaranty, dated June 1 1992, by General Electric Capital Corporation of certain obligations under the above Agreement of Limited Partnership.*

10.4(a) Master Lease Agreement, dated June 1, 1992, between Railcar Associates, L.P. and GE Capital Railcar Associates, Inc.*

(b) Lease Guaranty, dated June 1, 1992, by General Electric Capital Corporation of the obligations of GE Capital Railcar Associates, Inc. under the above Master Lease Agreement.*

27        Financial Data Schedule.

          (b)  Report on Form 8-K.

               None

          (c) The response to this portion of Item 14 is submitted as a separate section of this report.

          (d) The response to this portion of Item 14 is submitted as a separate section of this report.

-------------------------------------------------------------------------------

  * Incorporated by reference to Railcar Trust No. 1992-1's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 1992.

 ** Incorporated by reference from Amendment No. 4 to Railcar Trust No. 1992-1's Registration Statement on Form S-1, Registration Number 33-44946, filed May 18, 1992, Exhibit 10.5.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1999                         RAILCAR TRUST NO. 1992-1



                                       By: /s/ David A. Vanaskey, Jr.
                                       Name:   David A. Vanaskey, Jr.
                                       Title:  Assistant Vice President
                                       Wilmington Trust Company, Trustee


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                       Signature                                        Title                         Date
-------------------------------------------------------  -----------------------------------  ---------------------
/s/ David A. Vanaskey, Jr.                                    Assistant Vice President
-------------------------------------------------------     Wilmington Trust Co., Trustee        March 29, 1999
David A. Vanaskey, Jr.

/s/ Bruce L. Bisson                                                Vice President
-------------------------------------------------------     Wilmington Trust Co., Trustee        March 29, 1999
Bruce L. Bisson

          ITEM 8, ITEM 14(a) (1) AND (2), ITEM 14(c), AND ITEM 14(d)

                           RAILCAR TRUST NO. 1992-1
                          ANNUAL REPORT ON FORM 10-K
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            Page(s)
Report of Ernst & Young LLP, Independent Auditors.........................................................   F-1

Consolidated Balance Sheets--December 31, 1998 and 1997...................................................   F-2

Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996...................   F-3

Consolidated Statements of Trust Surplus (Deficit) for the years ended December 31, 1998, 1997, and 1996..   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996...............   F-5

Notes to the Consolidated Financial Statements............................................................   F-6

Financial Statement Schedule for the years ended December 31, 1998, 1997, and 1996

Schedule I - Condensed Financial Information of Registrant................................................   F-9

All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Trustees
Railcar Trust No. 1992-1


     We have audited the accompanying consolidated balance sheets of Railcar Trust No. 1992-1 (The Trust) as of December 31, 1998 and 1997, and the related consolidated statements of income, Trust surplus (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Railcar Trust No. 1992-1 at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP


Seattle, Washington
March 5, 1999

                            RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)



                                                                        December 31,
                                                                     1998          1997
                                                                 ------------  ------------
                             Assets
Cash and cash equivalents......................................     $    691      $    587
Restricted cash................................................          869        18,888
Rent receivable from GE Capital Railcar Associates, Inc........       23,753        12,753
Prepaid expenses and other.....................................          725         1,144
                                                                    --------      --------
   Total current assets........................................       26,038        33,372

Rental equipment...............................................      763,263       813,044
Deferred financing fees........................................        1,455         2,171
                                                                    --------      --------
Total assets...................................................     $790,756      $848,587
                                                                    ========      ========

                  Liabilities and Trust Surplus

Accrued interest and other expenses............................     $  5,347      $  6,850
Current maturities of long-term debt...........................      101,401       110,999
                                                                    --------      --------
   Total current liabilities...................................      106,748       117,849

Long-term debt:
 Trust notes...................................................      543,565       642,351
 Secured indebtedness..........................................       25,434        27,912
                                                                    --------      --------
   Total long-term debt........................................      568,999       670,263
Minority interest in Partnership...............................        8,881         9,453

Trust surplus:
 Capital distributions in excess of contributions..............      (74,623)      (69,355)
 Cumulative net earnings.......................................      180,751       120,377
                                                                    --------      --------
   Net trust surplus...........................................      106,128        51,022
                                                                    --------      --------
Total liabilities and trust surplus............................     $790,756      $848,587
                                                                    ========      ========



        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                (In Thousands)

                                                                        Year Ended December 31,
                                                                     1998         1997         1996
                                                                 -----------  -----------  -----------
Rental revenue from GE Capital Railcar Associates, Inc........    $169,285     $153,801     $153,034

Operating expenses:
      Depreciation............................................     (49,781)     (49,781)     (49,782)
      General, administrative, and other......................        (249)        (360)        (432)
                                                                  --------     --------     --------
                    Total operating expenses..................     (50,030)     (50,141)     (50,214)
                                                                  --------     --------     --------

Operating income..............................................     119,255      103,660      102,820

Interest expense..............................................     (57,908)     (65,494)     (72,448)

Minority interest.............................................        (973)        (887)        (879)
                                                                  --------     --------     --------
Net income....................................................    $ 60,374     $ 37,279     $ 29,493
                                                                  ========     ========     ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

              CONSOLIDATED STATEMENTS OF TRUST SURPLUS (DEFICIT)

                                (In Thousands)

                                                    Capital
                                                 distributions    Cumulative    Net trust
                                                 in excess of        net         surplus
                                                 contributions     earnings     (deficit)
                                                ---------------  ------------  -------------
Balance at January 1, 1996.....................     $(68,605)      $ 53,605      $(15,000)
Net income.....................................           --         29,493        29,493
                                                    --------       --------      --------
Balance at December 31, 1996...................      (68,605)        83,098        14,493
Net income.....................................           --         37,279        37,279
Distribution to Holders of Beneficial Interest.         (750)            --          (750)
                                                    --------       --------      --------
Balance at December 31, 1997...................      (69,355)       120,377        51,022
Net income.....................................           --         60,374        60,374
Distribution to Holders of Beneficial Interest.       (5,268)            --        (5,268)
                                                    --------       --------      --------
Balance at December 31, 1998...................     $(74,623)      $180,751      $106,128
                                                    ========       ========      ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In Thousands)




                                                                                 Year Ended December 31,
                                                                           1998           1997           1996
                                                                      --------------  -------------  -------------
Operating activities:
  Net income .........................................................  $  60,374       $ 37,279       $ 29,493
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.....................................................     49,781         49,781         49,782
     Amortized discount on debt and deferred financing fees...........      1,018          1,167          1,325
     Minority interest................................................        973            887            879
     Changes in assets and liabilities, net:
       Restricted cash................................................     18,019           (969)           966
       Rent receivable from GE Capital Railcar Associates, Inc........    (11,000)             0              0
       Other..........................................................     (1,248)          (962)        (1,015)
                                                                        ---------       --------       --------
     Net cash provided by operating activities........................    117,917         87,183         81,430

Financing activities:
 Principal payments on borrowings.....................................   (111,000)       (84,783)       (79,844)
 Distributions to beneficiaries.......................................     (5,268)          (750)             0
 Distributions to minority interest...................................     (1,545)        (1,553)        (1,544)
                                                                        ---------       --------       --------
     Net cash used in financing activities............................   (117,813)       (87,086)       (81,388)
                                                                        ---------       --------       --------
Net increase in cash and cash equivalents.............................        104             97             42
Cash and cash equivalents at beginning of the year....................        587            490            448
                                                                        ---------       --------       --------
Cash and cash equivalents at end of the year .........................  $     691       $    587       $    490
                                                                        =========       ========       ========
Supplemental cash flow information:
   Interest paid during the year......................................  $  58,382       $ 65,586       $ 72,483
                                                                        =========       ========       ========


        See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST No. 1992-1

                Notes to the Consolidated Financial Statements


Note A   Organization and Operations


Railcar Trust No. 1992-1 (the "Trust") holds a majority interest in Railcar Associates, L.P., a limited partnership (the "Partnership"). The Partnership leases approximately 59,000 railcars within the United States. GE Capital Railcar Associates, Inc. (the "Lessee") is the sole lessee of the railcars. The leases mature in 2004 with quarterly fixed rental payments totaling approximately $153 million annually. These rental payments are guaranteed by General Electric Capital Corporation ("GECC"). The Lessee has an option to purchase all the railcars under lease for approximately $500 million at the end of the lease. The Lessee is responsible for maintenance, taxes, insurance, and other expenses involved with operating the railcars.


The Lessee has an annual obligation to make certain contingent rental payments to the Partnership in addition to the previously described quarterly fixed rental payments ("Additional Rent"). The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. Prior to 1998, Additional Rent was recorded when independent verification was received due to the lack of information available to the lessor. In 1998, in a change in accounting estimate due to additional information becoming available, approximately $16.3 million in Additional Rent was recorded related to 1996, 1997 and 1998. Cash of $5.3 million relating to 1996 Additional Rent was received by the Trust and, including $17 thousand of short-term interest, was distributed in June 1998 on a prorata basis to the holders of the Beneficial Interests in the Trust. The 1997 and 1998 estimates of Additional Rent are $7.0 million and $4.0 million respectively. Additional Rent for 1998 has not been verified by an independent auditor.

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

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

                           RAILCAR TRUST No. 1992-1

                Notes to the Consolidated Financial Statements

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

Rental Equipment: Rental equipment (railcars) is carried at cost, which is based upon the historical cost of the contributing partners. Rail cars are depreciated to the estimated residual value using the straight-line method over the terms of the leases.

                                                   December 31,
                                               1998            1997
                                           -------------  --------------
                                                  (In Thousands)
  Rail cars (at cost)....................    $1,388,582      $1,388,582
  Accumulated depreciation...............      (625,319)       (575,538)
                                             ----------      ----------
  Net book value.........................    $  763,263      $  813,044
                                             ==========      ==========

Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust. The net trust deficit for federal income tax purposes was approximately $316 million at December 31, 1998.

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

The Trust's debt agreements are secured by assets with an aggregate net book value of approximately $780 million at December 31, 1998.


                                                       December 31,
                                                   1998            1997
                                              --------------  ---------------
                                                      (In Thousands)
  Trust notes...............................      $ 642,488        $ 733,806
  Secured indebtedness......................         27,912           47,456
                                                  ---------        ---------
   Total debt...............................        670,400          781,262
  Less:  Current maturities.................       (101,401)        (110,999)
                                                  ---------        ---------
        Long-term debt                            $ 568,999        $ 670,263
                                                  =========        =========

                           RAILCAR TRUST No. 1992-1

                Notes to the Consolidated Financial Statements


The fair value of the Trust's long-term debt was approximately $683 million at December 31, 1998 and was estimated using a discounted cash flow analysis based on the Trust's incremental borrowing rate.


The aggregate annual maturities of long-term debt (in thousands) as of December 31 are as follows:

               1999                $101,401
               2000                  94,588
               2001                 134,131
               2002                 128,422
               2003 and beyond      211,858
                                   --------

     Total debt                    $670,400
                                   ========


Note D    Summary of Quarterly Financial Data (Unaudited)


The following table summarizes the Trust's quarterly consolidated financial information:

                                                      Quarter Ended
                         March 31,              June 30,           September 3           December 31,
                    -------------------   -------------------  --------------------  --------------------
(In Thousands)       1998       1997       1998       1997       1998       1997       1998       1997
-----------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues.........   $38,259    $38,259    $43,580    $38,258    $38,188    $39,026    $49,258    $38,258

Operating Income.    25,744     25,750     31,064     25,665     25,636     26,510     36,811     25,735

Net Income.......    10,229      8,466     16,131      8,889     11,262     10,146     22,752      9,778

Note: Additional Rent was reflected in the above Revenues, Operating Income and Net Income in the amount of $759 thousand in September 1997 for 1995 Operations; $5,251 thousand in June 1998 for 1996 Operations and in December 1998 $7,000 thousand for 1997 Operations and $4,000 thousand for 1998 Operations.

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (In Thousands)



                                                                          December 31,
                                                                       1998          1997
                                                                  ------------  ------------
                        Assets

Cash and cash equivalents......................................     $    663      $    550
Prepaid expenses and other.....................................          716           881
                                                                    --------      --------
   Total current assets........................................        1,379         1,431
Investment in Partnership......................................      749,934       785,969
Deferred financing fees........................................        1,455         2,171
                                                                    --------      --------
Total assets...................................................     $752,768      $789,571
                                                                    ========      ========

             Liabilities and Trust Surplus

Accrued interest...............................................     $  4,152      $  4,743
Current maturities of Trust notes..............................       98,923        91,455
                                                                    --------      --------
   Total current liabilities...................................      103,075        96,198
Trust notes....................................................      543,565       642,351
                                                                    --------      --------
   Total liabilities...........................................      646,640       738,549

Trust surplus:
 Capital distributions in excess of contributions..............      (74,623)      (69,355)
 Cumulative net earnings.......................................      180,751       120,377
                                                                    --------      --------
   Net trust surplus...........................................      106,128        51,022
                                                                    --------      --------
Total liabilities and trust surplus............................     $752,768      $789,571
                                                                    ========      ========

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                              STATEMENTS OF INCOME
                                 (In Thousands)



                                                                  Year Ended December 31,
                                                              1998         1997         1996
                                                           -----------  -----------  -----------
Revenues:
      Interest income                                        $     35     $     10     $     22
Expenses:
 Interest................................................     (54,710)     (60,252)     (65,121)
 General and administrative..............................        (144)        (110)        (183)
                                                             --------     --------     --------
                                                              (54,854)     (60,362)     (65,304)
                                                             --------     --------     --------
Loss from operations before equity in earnings of
 Partnership.............................................     (54,819)     (60,352)     (65,282)
Equity in earnings of Partnership........................     115,193       97,631       94,775
                                                             --------     --------     --------
Net income...............................................    $ 60,374     $ 37,279     $ 29,493
                                                             ========     ========     ========

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)




                                                                   Year Ended December 31,
                                                               1998         1997         1996
                                                           ------------  -----------  -----------
Operating activities:
   Net income...............................................$  60,374     $ 37,279     $ 29,493
   Adjustments to reconcile net income to net cash used
    in  operating activities:
      Equity in earnings of Partnership..................... (115,193)     (97,631)     (94,775)
      Amortized discount on debt and deferred fees..........      881        1,022        1,177
      Accrued interest......................................     (591)        (400)        (387)
                                                             ---------     --------     --------
      Net cash used in operating activities.................  (54,529)     (59,730)     (64,492)

Investing activities:
   Net distributions from Partnership.......................  151,228      122,412      124,361
                                                             ---------     --------     --------
      Net cash provided by investing activities.............  151,228      122,412      124,361

Financing activities:
   Principal payments on borrowings.........................  (91,318)     (61,838)     (59,838)
   Distribution to beneficiaries............................   (5,268)        (750)           0
                                                             ---------     --------     --------
      Net cash used in financing activities.................  (96,586)     (62,588)     (59,838)
                                                             ---------     --------     --------
Net increase in cash and cash equivalents...................      113           94           31
                                                             ---------     --------     --------
Cash and equivalents at beginning of year...................      550          456          425
                                                             ---------     --------     --------
Cash and equivalents at end of year.........................$     663     $    550     $    456
                                                             =========     ========     ========