Form 10-Q/A
period 1998-09-30
RAILCAR TRUST NO 1992-1
filed 1999-04-22
CIK 882538

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10Q/A


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.......For the period ended September 30, 1998

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


                                  ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                   -----      -----


================================================================================

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

April 22, 1999                         RAILCAR TRUST NO. 1992-1



                                       By:  /s/ David A. Vanskey, Jr.
                                            -------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                  Signature                                    Date
                  ---------                                    ----

          /s/ David A. Vanskey, Jr.                           4/22/99
---------------------------------------------        ----------------------
            David A. Vanskey, Jr.
           Assistant Vice President

            /s/ Bruce L. Bisson                               4/22/99
---------------------------------------------        ----------------------
              Bruce L. Bisson
               Vice President