Form 10-Q
period 1999-03-31
RAILCAR TRUST NO 1992-1
filed 1999-05-14
CIK 882538

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



     *  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934............For the period ended March 31, 1999

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

                              Yes    X      No
                                 ---------    ---------


================================================================================

                         PART I. FINANCIAL INFORMATION

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                (In Thousands)


                                                                   March 31,      December 31,
                                                                     1999             1998
                                                                 --------------  -------------
                             Assets

Cash and cash equivalents......................................       $  7,992       $    691

Restricted cash................................................            843            869

Rent receivable from GE Capital Railcar Associates, Inc........         16,338         23,753

Prepaid expenses and other.....................................            685            725
                                                                      --------       --------

   Total current assets........................................         25,858         26,038

Rental equipment...............................................        750,818        763,263

Deferred financing fees........................................          1,301          1,455
                                                                      --------       --------

Total assets...................................................       $777,977       $790,756
                                                                      ========       ========

                   Liabilities and Trust Surplus

Accrued interest and other expenses............................       $  5,405       $  5,347

Current maturities of long-term debt...........................        103,369        101,401
                                                                      --------       --------

   Total current liabilities...................................        108,774        106,748

Long-term debt:
 Trust notes...................................................        517,128        543,565
 Secured indebtedness..........................................         25,059         25,434
                                                                      --------       --------

   Total long-term debt........................................        542,187        568,999

Minority interest in Partnership...............................          8,588          8,881

Trust surplus:
 Capital distributions in excess of contributions..............        (74,623)       (74,623)
 Cumulative net earnings.......................................        193,051        180,751
                                                                      --------       --------

   Net trust surplus...........................................        118,428        106,128
                                                                      --------       --------

Total liabilities and trust surplus............................       $777,977       $790,756
                                                                      ========       ========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                (In Thousands)


                                                             Three month period ended
                                                                     March 31,
                                                                1999           1998
                                                           --------------  ------------

Rental revenue from GE Capital Railcar Associates, Inc...       $ 38,259      $ 38,259
                                                                --------      --------

Operating expenses:
 Depreciation............................................        (12,445)      (12,445)
 General, administrative and other.......................            (29)          (70)
                                                                --------      --------

   Total operating expenses..............................        (12,474)      (12,515)
                                                                --------      --------

Operating income.........................................         25,785        25,744

Interest expense.........................................        (13,265)      (15,295)

Minority interest........................................           (220)         (220)
                                                                --------      --------

Net income...............................................       $ 12,300      $ 10,229
                                                                ========      ========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In Thousands)


                                                                      Three month period ended
                                                                              March 31,
                                                                         1999           1998
                                                                    --------------  ------------
Operating activities:
 Net income.......................................................       $ 12,300      $ 10,229
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation...................................................         12,445        12,445
   Amortized discount on debt and deferred financing fees.........            226           272
   Income of minority interest....................................            220           220
   Changes in assets and liabilities, net:
     Restricted cash..............................................             26        18,022
     Rent receivable from GE Capital Railcar Associates, Inc......          7,415            --
     Other........................................................             58          (524)
                                                                         --------      --------

   Net cash provided by operating activities......................         32,690        40,664

Financing activities:
 Principal payments on borrowings.................................        (24,876)      (40,229)
 Distributions to minority interest...............................           (513)         (386)
                                                                         --------      --------

   Net cash used in financing activities..........................        (25,389)      (40,615)
                                                                         --------      --------

Net increase in cash..............................................          7,301            49
Cash and equivalents at beginning of the period...................            691           587
                                                                         --------      --------

Cash and equivalents at end of the period.........................       $  7,992      $    636
                                                                         ========      ========

Supplemental cash flow information:

  Interest paid during the period.................................       $ 12,946      $ 15,708
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

The Lessee has an annual obligation to make certain contingent rental payments to the Partnership in addition to the previously described quarterly fixed rental payments ("Additional Rent"). The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. Prior to 1998, Additional Rent was recorded when independent verification was received due to the lack of information available to the lessor. In 1998, in a change in accounting estimate due to additional information becoming available, approximately $11 million in Additional Rent was recorded related to 1997 and 1998. Cash of $7 million relating to 1997 Additional Rent was received by the Trust in the first quarter and will be distributed in the second quarter on a prorata basis to the holders of the Beneficial Interests in the Trust. The 1998 estimate of Additional Rent is $4 million which has not been verified by an independent auditor.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998. The consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated statements for the periods shown.

The partnership has the following partners:

           Partner                              Interest (%)
           Railcar Trust No. 1992-1                98.99%
           GE Railcar Associates, Inc.              1.00%
           GE Railcar Leasing Associates, Inc.      0.01%

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

                                       March 31,           December 31,
                                         1999                  1998
                                    --------------        --------------
                                                (In Thousands)
      Railcars (at cost)............   $1,388,582            $1,388,582
      Accumulated depreciation......     (637,764)             (625,319)
                                       ----------            ----------

      Net Book Value................   $  750,818            $  763,263
                                       ==========            ==========

Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust.

Note C    Debt

        Debt consists of the following:

                                       March 31,            December 31,
                                         1999                  1998
                                    --------------        --------------
                                                (In Thousands)
      Trust notes..................     $ 618,019             $ 642,488
      Secured indebtedness.........        27,537                27,912
                                        ---------             ---------
        Total debt.................       645,556               670,400
      Less: Current maturities.....      (103,369)             (101,401)
                                        ---------             ---------
        Long-term debt.............     $ 542,187             $ 568,999
                                        =========             =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Liquidity and Capital Resources

Substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership interest in the Partnership. No new borrowings have occurred during 1999.

Debt Maturities and Repayments

Current maturities of long-term debt of $103.4 million at March 31, 1999 represent debt which is being serviced by cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first three months of both 1999 and 1998, on a consolidated basis the Trust received rental revenues of $38.3 million pursuant to the Leases. Operating income was $25.8 million and $25.7 million for the first three months of 1999 and 1998, respectively. Interest expense, net, was $13.3 million and $15.3 million for the first three months of 1999 and 1998, respectively. The reduction of interest expense was due to scheduled repayments of Trust Notes and Assumed Indebtedness. Consolidated net income of the Trust was $12.3 million and $10.2 million for the first three months of 1999 and 1998, respectively.

The Trust generated $32.7 million in cash from operating activities during the first three months of 1999. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $24.9 million was used in order to reduce borrowings and $.5 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $.4 million to a total of $27.5 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $24.5 million to a total amount of $618.0 million at quarter-end.

During first quarter 1999, no distributions were made to the holders of the Beneficial Interests in the Trust.

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

                                    PART II

ITEM 5.       Other Information

              None.

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

May 13, 1999                       RAILCAR TRUST NO. 1992-1



                                   By:   /s/ David A. Vanaskey, Jr.
                                         --------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


              Signature                                 Date
              ---------                                 ----

       /s/ David A. Vanaskey, Jr.                    May 13, 1999
-----------------------------------------        --------------------
         David A. Vanaskey, Jr.
        Assistant Vice President

         /s/ Bruce L. Bisson                         May 13, 1999
-----------------------------------------        --------------------
           Bruce L. Bisson
           Vice President

                                 Exhibit Index


              Exhibits

                  27   Financial Data Schedule