Form 10-Q
period 1999-06-30
RAILCAR TRUST NO 1992-1
filed 1999-08-16
CIK 882538

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 * QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.................. For the quarterly period ended June 30, 1999

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

                               ________________

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

                         PART I. FINANCIAL INFORMATION

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                (In Thousands)

                                                                    June 30,      December 31,
                                                                      1999            1998
                                                                 --------------  --------------
                           Assets

Cash and cash equivalents......................................       $    711        $    691

Restricted cash................................................            848             869

Rent receivable from GE Capital Railcar Associates, Inc........         16,339          23,753

Prepaid expenses and other.....................................            646             725
                                                                      --------        --------

   Total current assets........................................         18,544          26,038

Rental equipment...............................................        738,373         763,263

Deferred financing fees........................................          1,156           1,455
                                                                      --------        --------

Total assets...................................................       $758,073        $790,756
                                                                      ========        ========

                 Liabilities and Trust Surplus

Accrued interest and other liabilities.........................       $  4,969        $  5,347

Current maturities of long-term debt...........................        105,403         101,401
                                                                      --------        --------

   Total current liabilities...................................        110,372         106,748

Long-term debt:
 Trust notes...................................................        491,240         543,565
 Secured indebtedness..........................................         24,092          25,434
                                                                      --------        --------

   Total long-term debt........................................        515,332         568,999

Minority interest in Partnership...............................          8,588           8,881

Trust surplus:
 Capital distributions in excess of contributions..............        (81,955)        (74,623)
 Cumulative net earnings.......................................        205,736         180,751
                                                                      --------        --------

   Net trust surplus...........................................        123,781         106,128
                                                                      --------        --------

Total liabilities and trust surplus............................       $758,073        $790,756
                                                                      ========        ========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                (In Thousands)

                                               Three months ended            Six months ended
                                                    June 30,                     June 30,
                                              1999           1998          1999           1998
                                          -------------  ------------  -------------  ------------
Rental revenue from GE Capital Railcar
 Associates, Inc........................      $ 38,259      $ 43,580       $ 76,517      $ 81,839
                                              --------      --------       --------      --------

Operating expenses:
 Depreciation...........................       (12,445)      (12,445)       (24,891)      (24,890)
 General, administrative and other......           (62)          (71)           (91)         (141)
                                              --------      --------       --------      --------

   Total operating expenses.............       (12,507)      (12,516)       (24,982)      (25,031)
                                              --------      --------       --------      --------

Operating income........................        25,752        31,064         51,535        56,808

Interest expense........................       (12,678)      (14,660)       (25,943)      (29,955)

Minority interest.......................          (387)         (273)          (607)         (493)
                                              --------      --------       --------      --------

Net income..............................      $ 12,687      $ 16,131       $ 24,985      $ 26,360
                                              ========      ========       ========      ========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In Thousands)

                                                                  Six months ended
                                                                      June 30,
                                                                1999           1998
                                                           --------------  ------------
Operating activities:
 Net income...............................................      $ 24,985      $ 26,360
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation...........................................        24,891        24,890
   Amortized discount on debt and deferred financing fees.           441           532
   Income of minority interest............................           607           493
   Changes in assets and liabilities, net:
     Restricted cash......................................            21        18,015
     Rent receivable from GE Capital Railcar Associates,
      Inc.................................................         7,414           --
     Other................................................          (379)         (910)
                                                                --------      --------

   Net cash provided by operating activities..............        57,980        69,380

Financing activities:
 Borrowings...............................................            --            --
 Principal payments on borrowings.........................       (49,728)      (63,184)
 Distribution to beneficiaries............................        (7,332)       (5,268)
 Cash contributed.........................................            --            --
 Distributions to minority interest.......................          (900)         (827)
                                                                --------      --------

   Net cash used in financing activities..................       (57,960)      (69,279)
                                                                --------      --------

Net increase (decrease) in cash...........................            20           101
Cash and equivalents at beginning of the period...........           691           587
                                                                --------      --------

Cash and equivalents at end of the period.................      $    711      $    688
                                                                ========      ========

Supplemental cash flow information:

  Interest paid during the period.........................      $ 25,895      $ 30,511
                                                                ========      ========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note A    Basis of Presentation

Railcar Trust No. 1992-1 (the Trust) holds a majority interest in Railcar Associates, LP, a limited partnership (the Partnership). The Partnership leases approximately 59,000 railcars within the United States. GE Capital Railcar Associates, Inc. (the Lessee) is the sole lessee of the railcars. The leases (the Leases) mature in 2004 with quarterly fixed rental payments totaling approximately $153 million annually. These rental payments are guaranteed by General Electric Capital Corporation. The Lessee has an option to purchase all, but not less than all, of the railcars under lease for approximately $500 million at the end of the Leases. The Lessee is responsible for maintenance, taxes, insurance and other expenses involved with operating the railcars.

The Lessee has an annual obligation to make certain contingent rental payments to the Partnership in addition to the previously described quarterly fixed rental payments ("Additional Rent"). The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. Prior to 1998, Additional Rent was recorded upon receipt. Due to a change in accounting estimates, the Partnership began accruing Additional Rent starting in 1998. Approximately $11 million in Additional Rent was accrued in 1998 related to 1997 and 1998 Additional Rent. Cash of $7 million relating to 1997 Additional Rent was received by the Trust in the first quarter of 1999 and was distributed in the second quarter of 1999 on a prorata basis to the holders of the Beneficial Interests in the Trust. The 1998 estimate of Additional Rent of $4 million has not been received pending verification by the independent auditor.

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

Revenue Recognition:  All revenue is recognized as recorded by the Partnership.

Cash, Cash Equivalents, and Restricted Cash: The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying amount approximates fair value. Restricted cash balances represent short-term investments held by GECC. Such investments are restricted as to the availability to the Partnership and are available only to service principal and interest payments on the Partnership's debt.

Rental Equipment: Rental equipment (railcars) are carried at cost, which is based upon the historical cost of the contributing partners. Railcars are depreciated to estimated residual value using the straight-line method over the term of the leases.

                                       June 30,        December 31,
                                         1999              1998
                                    -------------    --------------
                                            (In Thousands)

Railcars (at cost)..............     $1,388,582        $1,388,582
Accumulated depreciation........       (650,209)         (625,319)
                                     ----------        ----------

Net Book Value.................      $  738,373        $  763,263
                                     ==========        ==========

Income Taxes: The Trust does not provide for income taxes as the liability for such taxes is that of the beneficial owners of the Trust.


Note C    Debt

Debt consists of the following:

                                 June 30,     December 31,
                                   1999           1998
                               -----------  ---------------
                                      (In Thousands)

Trust Notes................     $ 594,108      $ 642,488
Secured indebtedness.......        26,627         27,912
                                ---------      ---------
 Total debt................       620,735        670,400
Less:  Current maturities..      (105,403)      (101,401)
                                ---------      ---------
 Long-term debt............     $ 515,332      $ 568,999
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

Debt Maturities and Repayments

Current maturities of long-term debt of $105.4 million at June 30, 1999 represent debt which is being serviced from the cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first six months of both 1999 and 1998, on a consolidated basis the Trust received rental revenues pursuant to the Leases of $76.5 million and $81.8 million, respectively. Operating income was $51.5 million and $56.8 million for the first six months of 1999 and 1998, respectively. The decline of income in 1999 was due to the timing of income recognition of the Additional Rent. The 1997 and 1998 Additional Rent was accrued in the 4th quarter of 1998, while the 1996 Additional Rent of $5.3 million was recorded in the 2nd quarter of 1998. Interest expense, net, was $25.9 million and $30.0 million for the first six months of 1999 and 1998, respectively. The reduction of interest expense was due to scheduled repayments of the Trust Notes and the Assumed Indebtedness. Consolidated net income of the Trust was $25.0 million and $26.4 million for the first six months of 1999 and 1998, respectively.

The Trust generated $58.0 million in cash from operating activities during the first six months of 1999. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $49.7 million was used in order to reduce borrowings, $7.3 million was distributed to the holders of the Beneficial Interests in the Trust and $900,000 was distributed to the holders of the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $1.3 million to a total of $26.6 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $48.4 million to a total amount of $594.1 million at quarter-end.

Impact of the Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Due to the nature of the Trust, the Year 2000 implications on the Trust should not be material. The railcars owned by the Trust are leased on a twelve-year contract expiring in 2004. The Trust received quarterly fixed lease payments totaling $153 million that provided the majority of the revenues. The Year 2000 Issue could possibly impact the amount of Additional Rent. Additional Rent can be received by the Trust if income generated by the railcars exceeds specific contractual parameters. Additional Rent could be reduced or eliminated if the Year 2000 Issue results in a decline in railcar usage. While it is beyond the ability of the Trust to forecast the impact with any degree of certainty, any impact on Additional Rent should not materially affect the Trust's ability to repay its indebtedness.


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

August 13, 1999                       RAILCAR TRUST NO. 1992-1



                                      By: /s/ David A. Vanaskey, Jr.
                                          --------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  Signature                                    Date
                  ---------                                    ----
          /s/ David A Vanaskey, Jr.                       August 13, 1999
---------------------------------------------          --------------------
            David A. Vanaskey, Jr.
           Assistant Vice President


            /s/ Bruce L. Bisson                          August 13, 1999
---------------------------------------------        ----------------------
              Bruce L. Bisson
               Vice President