Form 10-Q
period 1999-09-30
RAILCAR TRUST NO 1992-1
filed 1999-11-05
CIK 882538

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q



 *  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 ......................... For the period ended September 30,
    1999

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

                              -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X      No
                             -------      -------

================================================================================

                         PART I. FINANCIAL INFORMATION

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                (In Thousands)

                                                                 September 30,    December 31,
                                                                      1999            1998
                                                                 --------------  --------------
                          Assets

Cash and cash equivalents......................................       $    742        $    691

Restricted cash................................................            838             869

Rent receivable from GE Capital Railcar Associates, Inc........         16,339          23,753

Prepaid expenses and other.....................................            606             725
                                                                      --------        --------

   Total current assets........................................         18,525          26,038

Rental equipment...............................................        725,928         763,263

Deferred financing fees........................................          1,021           1,455
                                                                      --------        --------

Total assets...................................................       $745,474        $790,756
                                                                      ========        ========

                Liabilities and Trust Surplus

Accrued interest and other liabilities.........................       $  5,030        $  5,347

Current maturities of long-term debt...........................        107,440         101,401
                                                                      --------        --------

   Total current liabilities...................................        112,470         106,748

Long-term debt:
 Trust notes...................................................        463,783         543,565
 Secured indebtedness..........................................         23,717          25,434
                                                                      --------        --------

   Total long-term debt........................................        487,500         568,999

Minority interest in Partnership...............................          8,256           8,881

Trust surplus:
 Capital distributions in excess of contributions..............        (81,955)        (74,623)
 Cumulative net earnings.......................................        219,203         180,751
                                                                      --------        --------

   Net trust surplus...........................................        137,248         106,128
                                                                      --------        --------

Total liabilities and trust surplus............................       $745,474        $790,756
                                                                      ========        ========

  See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                (In Thousands)

                                               Three months ended           Nine months ended
                                                  September 30,                September 30,
                                              1999           1998           1999           1998
                                          -------------  -------------  -------------  ------------

Rental revenue from GE Capital Railcar
 Associates, Inc........................      $ 38,259       $ 38,188       $114,776      $120,027
                                              --------       --------       --------      --------

Operating expenses:
 Depreciation...........................       (12,445)       (12,446)       (37,336)      (37,336)
 General, administrative and other......           (22)          (106)          (113)         (247)
                                              --------       --------       --------      --------

   Total operating expenses.............       (12,467)       (12,552)       (37,449)      (37,583)
                                              --------       --------       --------      --------

Operating income........................        25,792         25,636         77,327        82,444

Interest expense........................       (12,270)       (14,207)       (38,213)      (44,162)

Minority interest.......................           (55)          (167)          (662)         (660)
                                              --------       --------       --------      --------

Net income..............................      $ 13,467       $ 11,262       $ 38,452      $ 37,622
                                              ========       ========       ========      ========

     See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In Thousands)

                                                                    Nine months ended
                                                                      September 30,
                                                                   1999           1998
                                                              --------------  ------------
Operating activities:
 Net income.................................................       $ 38,452      $ 37,622
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation.............................................         37,336        37,336
   Amortized discount on debt and deferred financing fees...            645           781
   Income of minority interest..............................            662           660
   Changes in assets and liabilities, net:
     Restricted cash........................................             31        18,010
     Rent receivable from GE Capital Railcar Associates,
      Inc...................................................          7,414             -
     Other..................................................           (318)         (819)
                                                                   --------      --------

   Net cash provided by operating activities................         84,222        93,590

Financing activities:
 Borrowings.................................................              -             -
 Principal payments on borrowings...........................        (75,554)      (87,122)
 Distribution to beneficiaries..............................         (7,332)       (5,268)
 Cash contributed...........................................              -             -
 Distributions to minority interest.........................         (1,285)       (1,159)
                                                                   --------      --------

   Net cash used in financing activities....................        (84,171)      (93,549)
                                                                   --------      --------

Net increase (decrease) in cash.............................             51            41
Cash and equivalents at beginning of the period.............            691           587
                                                                   --------      --------

Cash and equivalents at end of the period...................       $    742      $    628
                                                                   ========      ========

Supplemental cash flow information:

  Interest paid during the period...........................       $ 38,375      $ 44,436
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

                           September 30,          December 31,
                               1999                  1999
                       ----------------------  -------------------
                                       (In Thousands)

Railcars (at cost)...        $1,388,582            $1,388,582
Accumulated
depreciation.........          (662,654)             (625,319)
                             ----------            ----------
Net Book Value.......        $  725,928            $  763,263
                             ==========            ==========

Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust.

Note C   Debt

Debt consists of the following:

                        September 30,            December 31,
                             1999                    1998
                    ----------------------  ----------------------
                                   (In Thousands)

Trust Notes...................  $ 568,688               $ 642,488
Secured indebtedness..........     26,252                  27,912
                                ---------               ---------
  Total debt..................    594,940                 670,400
Less: Current maturities......   (107,440)               (101,401)
                                ---------               ---------
  Long-term debt..............  $ 487,500               $ 568,999
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

Debt Maturates and Repayments

Current maturities of long-term debt of $107.4 million at September 30, 1999 represent debt, which is being serviced from the cash flow from the leases.

Results of Operations

Fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes.

During the first nine months of both 1999 and 1998, on a consolidated basis the Trust received rental revenues pursuant to the Leases of $114.8 million and $120.0 million, respectively. Operating income was $77.3 million and $82.4 million for the first nine months of 1999 and 1998, respectively. The decline of income in 1999 was due to the timing of income recognition of the Additional Rent. The 1997 and 1998 Additional Rent was accrued in the 4th quarter of 1998, while the 1996 Additional Rent of $5.3 million was recorded in the 2nd quarter of 1998. Interest expense, net, was $38.2 million and $44.2 million for the first nine months of 1999 and 1998, respectively. The reduction of interest expense was due to scheduled repayments of the Trust Notes and the Assumed Indebtedness. Consolidated net income of the Trust was $38.5 million and $37.6 million for the first nine months of 1999 and 1998, respectively.

The Trust generated $84.2 million in cash from operating activities during the first nine months of 1999. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $75.6 million was used in order to reduce borrowings, $7.3 million was distributed to the holders of the Beneficial Interests in the Trust and $1.3 million was distributed to the minority interests in the Partnership. The principal amount outstanding under the Assumed Indebtedness was decreased by $1.7 million to a total of $26.3 million at quarter-end, and the principal amount outstanding under the Trust Notes was decreased by $73.8 million to a total amount of $568.7 million at quarter-end.

Impact of the Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Due to the nature of the Trust, the Year 2000 implications on the Trust should not be material. The railcars owned by the Trust are leased on a twelve-year contract expiring in 2004. The Trust receives quarterly fixed lease payments totaling approximately $153 million annually that provides the majority of the revenues. The Year 2000 Issue could possibly impact the amount of Additional Rent. Additional Rent can be received by the Trust if income generated by the railcars exceeds specific contractual parameters. Additional Rent could be reduced or eliminated if the Year 2000 Issue results in a decline in railcar usage. While it is beyond the ability of the Trust to forecast the impact with any degree of certainty, any impact on Additional Rent should not materially affect the Trust's ability to repay its indebtedness.


                                    PART II

ITEM 5.  Other Information

     None

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

November 5, 1999                            RAILCAR TRUST NO. 1992-1



                                            By: /s/ David A. Vanaskey, Jr.
                                                --------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                 Signature                                     Date
                 ---------                                     ----

         /s/ David A. Vanaskey, Jr.                       November 5, 1999
---------------------------------------------        -------------------------
           David A. Vanaskey, Jr.
          Assistant Vice President

            /s/ Bruce L. Bisson                           November 5, 1999
---------------------------------------------        ------------------------
              Bruce L. Bisson
               Vice President