Form 10-K
period 1999-12-31
RAILCAR TRUST NO 1992-1
filed 2000-03-28
CIK 882538

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.................. For the fiscal year ended December 31, 1999

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

                         Yes    X      No
                             --------     ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

===============================================================================

                               TABLE OF CONTENTS

                                                                                                                    Page
PART I...........................................................................................................      1

     ITEM 1.       Business of the Company.......................................................................      1
     ITEM 2.       Properties....................................................................................      4
     ITEM 3.       Legal Proceedings.............................................................................      4
     ITEM 4.       Submission of Matters to a Vote of Security Holders...........................................      4

PART II..........................................................................................................      4

     ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................      4
     ITEM 6.       Selected Consolidated Financial Data..........................................................      5
     ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........      6
     ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk....................................      7
     ITEM 8.       Financial Statements and Supplementary Data...................................................      8
     ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
                   Financial Statement Disclosure................................................................      8

PART III.........................................................................................................      8

     ITEM 10.      Directors and Executive Officers of the Registrant............................................      8
     ITEM 11.      Executive Compensation........................................................................      8
     ITEM 12.      Security Ownership of Certain Beneficial Owners and Management................................      9
     ITEM 13.      Certain Relationships and Related Transactions................................................      9

PART IV..........................................................................................................     10

     ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................     10


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

Prior to July 25, 1994, Rail was liquidated and/or merged with and into Signal Capital Holdings and Signal Capital Holdings, in turn, distributed a 0.5% interest in the Trust to its parent, Itel Rail Holdings. Such transactions resulted in Signal Capital Holdings owning a 68.5% Trust interest, and Itel Rail Holdings owning a 30.5% Trust interest. On July 25, 1994, SCAP Associates, L.L.C., a Delaware limited liability company ("SCAP"), acquired from Itel Rail Holdings a 30% beneficial interest in the Trust and 100% of the stock of Signal Capital Holdings. SCAP subsequently acquired Itel Rail Holdings' remaining 0.5% interest in the Trust.

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

During 1999, no material matters with respect to the business and operation of the Trust came to a vote of trustors pursuant to the Trust Agreement and the Interinvestor Agreement.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Neither the Beneficial Interests in the Trust nor the Trust Notes are registered on any exchange. There is no established public trading market for either the Beneficial Interests in the Trust or the Trust Notes.

ITEM 6.  Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, the Company's 1999 Consolidated Financial Statements and notes thereto and the discussion thereof included elsewhere in this Form 10-K. The selected consolidated financial data as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997 have been derived from consolidated financial statements that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The selected consolidated statements of income data for the years ended December 31, 1996 and 1995 and the
consolidated balance sheet data as of    December 31, 1997, 1996 and 1995 have
been derived from audited consolidated financial statements of the Trust not included in this Form 10-K.

                                                               Year Ended December 31,
                                                               -----------------------
                                        1999            1998            1997            1996             1995
                                    -------------   -------------   -------------   -------------   --------------
Statement of Income Data
(in 000's):
Rental revenue...................        $153,034        $169,285        $153,801        $153,034        $152,457
Operating income.................         103,125         119,255         103,660         102,820         102,203
Net income.......................          52,268          60,374          37,279          29,493          22,090

                                                               As of December 31,
                                                               ------------------
                                           1999            1998            1997            1996            1995
                                         --------        --------        --------        --------        --------
Balance Sheet Data (in 000's):
Total assets.....................        $732,902        $790,756        $848,587        $898,113        $950,002
Current maturities of long-term
debt.............................          94,571         101,401         110,999          84,782          79,844
Long-term debt...................         474,551         568,999         670,263         781,119         865,753
Trust surplus (deficit)..........         151,064         106,128          51,022          14,493         (15,000)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Liquidity and Capital Resources

As discussed in Item 1 above, substantially all of the physical property of the Trust, consisting primarily of railcars, was contributed to the Partnership of which the Trust is a 98.99% partner. At such time, the Partnership assumed the Assumed Indebtedness. The Partnership then leased to the Lessee all of the property contributed by the Trust, along with other railcars it received as a contribution from its other partners. Financing of the Trust was accomplished by issuance of $998 million of Trust Notes secured by the Trust's ownership interest in the Partnership, as more specifically described in Item 1 of this report. No new borrowings occurred during 1999.

As noted above, fixed rental receipts by the Partnership under the Leases are used to service the Assumed Indebtedness and other expenses of the Partnership. Remaining Partnership available cash is distributed to the partners, the Trust's share of which must be used by the Trust to service the Trust Notes. During 1999, the Trust received rental revenues of $153.0 million pursuant to the Leases. Total operating expenses of $49.9 million were incurred, resulting in operating income in the amount of $103.1 million. Payment of interest expense, net in the amount of $50.0 million and accounting for minority interests in the Partnership, resulted in net income of $52.3 million at the Trust level.

Debt Maturities and Repayments

Current maturities of long-term debt of $94.6 million at December 31, 1999 represent debt, which is being serviced by cash flow from the Leases.

The Trust generated $113.7 million in cash from operating activities. Those amounts were used to repay the Assumed Indebtedness and the Trust Notes as payments became due. Of the net cash from operating activities, $101.4 million was used to reduce borrowings, $1.7 million was distributed to the minority interests in the Partnership and $7.3 million was distributed on a prorated basis to the holders of the Beneficial Interest in the Trust as a distribution of Additional Rent with respect to use and maintenance in 1997. The 1998 Additional Rent payment of $3.2 million has been received, but has not been distributed (see Note A to the Consolidated Financial Statements). The principal amount outstanding under the Assumed Indebtedness decreased by $2.5 million to a total of $25.4 million at year-end 1999, and the principal amount outstanding under the Trust Notes decreased by $98.8 million to a total amount of $543.7 million at year-end 1999.

Results of Operations

Rental revenues for the years ended December 31, 1999, 1998, and 1997 were $153.0 million, $169.3 million, and $153.8 million, respectively, reflecting rent on the Leases. The decline from 1998 to 1999 in rental revenues is due to the receipt of Additional Rent in 1998. No Additional Rent was accrued in 1999. This compares to $16.3 million in Additional Rent for 1998 (the 1998 Additional Rent included payments of $5.3 million, $7.0 million and $4.0 million for the years 1996, 1997, and 1998 respectively). Operating income plus depreciation prior to minority interests and interest expense was $152.9 million, $169.0 million, and $153.4 million in 1999, 1998, and 1997, respectively. Operating income before interest expense and minority interests was $103.1 million, $119.3 million, and $103.7 million in 1999, 1998, and 1997, respectively. With the scheduled reduction of outstanding debt, interest expense continued to decline; the net was $50.0 million, $57.9 million, $65.5 million in 1999, 1998, and 1997, respectively. Net income decreased from 1998 to 1999 due to a difference in the amount of Additional Rents recorded (none in 1999 versus $16.3 million in 1998). Partially offsetting this was a reduction in interest expense from 1998 to 1999 of $7.9 million. Net income was $52.3 million, $60.4 million, and $37.3 million in 1999, 1998, and 1997, respectively. The Trust does not provide for income taxes, as the liability for such taxes is that of the holders of Beneficial Interests in the Trust.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

The following table provides information about the Trust's debt obligations. As noted before, the Trust issued 7.75% notes due June 1, 2004, which are, paid per a set amortization schedule. The table presents the principal cash flows and related rates by expected maturity date.


(In Thousands)                2000       2001        2002        2003        2004    Total       Fair Value
-------------------------   -------    --------    --------    --------     -------    --------  ----------
                                                                                                 12/31/99
                                                                                                 --------

Long Term Debt including    $94,571    $134,131    $128,435    $138,525     $73,460    $569,122    $581,520
Current Portion

Fixed Rate                     7.75%       7.75%       7.75%       7.75%       7.75%

Impact of the Year 2000

The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Due to the nature of the Trust, the Year 2000 implications are not material. The railcars owned by the Trust are leased on a twelve-year contract expiring in 2004. The Trust receives quarterly lease payments totaling $153 million for the year, which provides the majority of the revenue. The Trust was designed to operate solely on the lease payments. The Year 2000 impact did not affect the Trust's ability to repay its indebtedness.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Following is a list of the persons known to the Registrant to be the beneficial owner of more than five percent of the Beneficial Interests in the Trust:

                                                                   Amount and Nature
                                                                     of Beneficial
Title of Class     Name and Address of Beneficial Owner               Ownership         Percent of Class
--------------     ------------------------------------          ------------------     ----------------
Beneficial          First of St. Louis Leasing Corporation No. 1          N/A                 5.000%
Interest            800 Market Street
                    St. Louis, MO  63101

Beneficial          MetLife Capital, Limited Partnership                  N/A                21.567%
Interest            334 Madison Avenue
                    Convent Station, NJ  07961

Beneficial          BancBoston Leasing, Inc.                              N/A                10.875%
Interest            100 Federal Street, Mailstop 01-23-90
                    Boston, MA  02110

Beneficial          First Union Commercial Leasing Group, L.L.C.          N/A                12.779%
Interest            One First Union Center
                    Charlotte, NC  28288

Beneficial          Phoenix Home Life Mutual Insurance Company            N/A                 7.059%
Interest            One American Row
                    Hartford, CT  06102-5056

Beneficial          Sun Life Assurance Company of Canada (U.S.)           N/A                 8.336%
Interest            One Sun Life Executive Park
                    Wellesley Hills, MA  94111

Beneficial          BA Leasing & Capital Corporation                      N/A                20.501%
Interest            555 California Street
                    San Francisco, CA  94104



ITEM 13.  Certain Relationships and Related Transactions

Not applicable.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report starting on page F-1.

          (3) Listing of Exhibits.

          (b) Report on Form 8-K.

              None

          (c) Exhibits

          (d) The response to this portion of Item 14 is submitted as Schedule I - Condensed Financial Information of Registrant on pages F-10 - F-12.


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


___________________________________________________________________________
* Incorporated by reference to Railcar Trust No. 1992-1's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 1992.

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

March 28, 2000                    RAILCAR TRUST NO. 1992-1



                                  By: /s/ David A. Vanaskey, Jr.
                                      --------------------------
                                  Name:  David A. Vanaskey, Jr.
                                  Title: Assistant Vice President
                                  Wilmington Trust Company, Trustee


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


                      Signature                                         Title                          Date
                      ---------                                         -----                          ----
          /s/ David A. Vanaskey, Jr.
-------------------------------------------------------        Assistant Vice President
              David A. Vanaskey, Jr.                           Wilmington Trust Co., Trustee         March 28, 2000

          /s/ Bruce L. Bisson
-------------------------------------------------------        Vice President
              Bruce L. Bisson                                  Wilmington Trust Co., Trustee         March 28, 2000

                 ITEM 8, ITEM 14(a) (1) AND (2) AND ITEM 14(d)

                           RAILCAR TRUST NO. 1992-1
                          ANNUAL REPORT ON FORM 10-K
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                    Page(s)
Report of Ernst & Young LLP, Independent Auditors.................................................    F-1

Consolidated Balance Sheets--December 31, 1999 and 1998...........................................    F-2

Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997...........    F-3

Consolidated Statements of Trust Surplus for the years ended December 31, 1999, 1998, and 1997....    F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.......    F-5

Notes to the Consolidated Financial Statements....................................................    F-6

Financial Statement Schedule for the years ended December 31, 1999, 1998, and 1997

     Schedule I - Condensed Financial Information of Registrant..................................    F-10

All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Trustees
Railcar Trust No. 1992-1

     We have audited the accompanying consolidated balance sheets of Railcar Trust No. 1992-1 (The Trust) as of December 31, 1999 and 1998, and the related consolidated statements of income, Trust surplus, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Railcar Trust No. 1992-1 at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP


Tampa, Florida
March 10, 2000

                           RAILCAR TRUST NO. 1992-1

                          CONSOLIDATED BALANCE SHEETS

                                (In Thousands)


                                                                          December 31,
                                                                      1999           1998
                                                                  ------------   ------------
                          Assets

Cash and cash equivalents......................................      $  4,023       $    691

Restricted cash................................................           838            869

Rent receivable from GE Capital Railcar Associates, Inc........        13,095         23,753

Prepaid expenses and other.....................................           571            725
                                                                     --------       --------

     Total current assets......................................        18,527         26,038

Rental equipment, net..........................................       713,482        763,263

Deferred financing fees........................................           893          1,455
                                                                     --------       --------

Total assets...................................................      $732,902       $790,756
                                                                     ========       ========

                 Liabilities and Trust Surplus

Accrued interest and other expenses............................      $  4,627       $  5,347

Current maturities of long-term debt...........................        94,571        101,401
                                                                     --------       --------

     Total current liabilities.................................        99,198        106,748

Long-term debt:
  Trust notes..................................................       451,700        543,565
  Secured indebtedness.........................................        22,851         25,434
                                                                     --------       --------
     Total long-term debt......................................       474,551        568,999

Minority interest in Partnership...............................         8,089          8,881

Trust surplus:
   Capital distributions in excess of contributions............      (81,955)       (74,623)
   Cumulative net earnings.....................................       233,019        180,751
                                                                     --------       --------

     Net trust surplus.........................................       151,064        106,128
                                                                     --------       --------

Total liabilities and trust surplus............................      $732,902       $790,756
                                                                     ========       ========

       See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                                    Year Ended December 31,

                                                               1999          1998          1997
                                                            -----------   -----------   -----------

Rental revenue from GE Capital Railcar Associates, Inc...     $153,034      $169,285      $153,801

Operating expenses:
 Depreciation............................................      (49,781)      (49,781)      (49,781)
 General, administrative, and other......................         (128)         (249)         (360)
                                                              --------      --------      --------

   Total operating expenses..............................      (49,909)      (50,030)      (50,141)
                                                              --------      --------      --------

Operating income.........................................      103,125       119,255       103,660

Interest expense.........................................      (49,975)      (57,908)      (65,494)

Minority interest........................................         (882)         (973)         (887)
                                                              --------      --------      --------

Net income...............................................     $ 52,268      $ 60,374      $ 37,279
                                                              ========      ========      ========

        See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

               CONSOLIDATED STATEMENTS OF TRUST SURPLUS (DEFICIT)

                                 (In Thousands)


                                                     Capital
                                                  distributions     Cumulative
                                                  in excess of         net          Net trust
                                                  contributions      earnings        surplus
                                                 ---------------   ------------   -------------
Balance at December 31, 1996..................          (68,605)         83,098         14,493

Net income....................................               --          37,279         37,279

Distribution to Holders of Beneficial Interest             (750)             --           (750)
                                                       --------        --------       --------

Balance at December 31, 1997..................          (69,355)        120,377         51,022

Net income....................................               --          60,374         60,374

Distribution to Holders of Beneficial Interest           (5,268)             --         (5,268)
                                                       --------        --------       --------

Balance at December 31, 1998..................          (74,623)        180,751        106,128

Net income....................................               --          52,268         52,268

Distribution to Holders of Beneficial Interest           (7,332)             --         (7,332)
                                                       --------        --------       --------

Balance at December 31, 1999..................         $(81,955)       $233,019       $151,064
                                                       ========        ========       ========

       See accompanying notes to the consolidated financial statements.

                            RAILCAR TRUST NO. 1992-1

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                                            Year Ended December 31,
                                                                              1999             1998            1997
                                                                         --------------   --------------   -------------
Operating activities:
 Net income...........................................................       $  52,268        $  60,374        $ 37,279
 Adjustments to reconcile net income to net cash provided by
  Operating activities:
   Depreciation.......................................................          49,781           49,781          49,781
   Amortization of discount on debt and deferred financing
     fees.............................................................             839            1,018           1,167

   Minority interest..................................................             882              973             887
   Changes in assets and liabilities, net:
     Restricted cash..................................................              31           18,019            (969)
     Rent receivable from GE Capital Railcar Associates, Inc.                   10,658          (11,000)              0
     Other current liabilities........................................            (720)          (1,248)           (962)
                                                                             ---------        ---------        --------

   Net cash provided by operating activities..........................         113,739          117,917          87,183

Financing activities:
 Principal payments on borrowings.....................................        (101,401)        (111,000)        (84,783)
 Distributions to beneficiaries.......................................          (7,332)          (5,268)           (750)
 Distributions to minority interest...................................          (1,674)          (1,545)         (1,553)
                                                                             ---------        ---------        --------

   Net cash used in financing activities..............................        (110,407)        (117,813)        (87,086)
                                                                             ---------        ---------        --------

Net increase in cash and cash equivalents.............................           3,332              104              97
Cash and cash equivalents at beginning of the year....................             691              587             490
                                                                             ---------        ---------        --------

Cash and cash equivalents at end of the year..........................       $   4,023        $     691        $    587
                                                                             =========        =========        ========

Supplemental cash flow information:
  Interest paid during the year.......................................       $  49,860        $  58,382        $ 65,586
                                                                             =========        =========        ========

       See accompanying notes to the consolidated financial statements.

                           RAILCAR TRUST No. 1992-1

                Notes to the Consolidated Financial Statements
-------------------------------------------------------------------------------


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

The Lessee has an annual obligation to make certain contingent rental payments to the Partnership in addition to the previously described quarterly fixed rental payments ("Additional Rent"). The Additional Rent calculation is prepared by the Lessee and is subject to verification by an independent auditor. Prior to 1998, Additional Rent was recorded when independent verification was received due to the lack of information available to the lessor. In 1998, in a change in accounting estimate due to additional information becoming available, approximately $16.3 million in Additional Rent was recorded related to 1996, 1997 and 1998. For 1999, cash of $7.3 million relating to the 1997 Additional Rent was received by the Trust in the first quarter of 1999 and was distributed in the second quarter of 1999 on a prorata basis to the holders of the Beneficial Interest in the Trust. Cash of $3.2 million relating to the 1998 Additional Rent was received by the Trust in the fourth quarter of 1999 and has been verified by an independent auditor. This amount was distributed in the first quarter of 2000 on a prorata basis to the holders of the Beneficial Interest in the Trust. Additional Rent for 1999 is expected to be immaterial and has not been recorded due to the lack of information available to the Partnership. Any actual Additional Rent will be recorded when received as stated in Policy Note B.

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

Use of Estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                           RAILCAR TRUST No. 1992-1

                Notes to the Consolidated Financial Statements
-------------------------------------------------------------------------------


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

Rental Equipment: Rental equipment (railcars) is carried at cost, which is based upon the historical cost of the contributing partners. Railcars are depreciated to the estimated residual value using the straight-line method over the terms of the leases.


                                                           December 31,
                                                     1999               1998
                                                  ----------         ----------
                                                            (In Thousands)


    Rail cars (at cost)...................        $1,388,582         $1,388,582
    Accumulated depreciation..............          (675,100)          (625,319)
                                                  ----------         ----------

    Net book value........................        $  713,482         $  763,263
                                                  ==========         ==========

Income Taxes: The Trust does not provide for income taxes, as the liability for such taxes is that of the beneficial owners of the Trust. The net trust deficit for federal income tax purposes was approximately $326 million at December 31, 1999.

Revenue Recognition: Contingent rental fees and additional rents are recorded when due and realizable. For additional rent not yet verified by an independent audit, management of the Partnership applies their best estimate.


Note C    Long-Term Debt

Trust Notes: In June 1992, the Trust issued $998 million of 7.75% Trust Notes (the "Trust Notes"). The Trust Notes mature through 2004 and are secured by the Trust's ownership interest in the Partnership. The Trust Notes were originally issued at a discount. The effective interest rate on the Trust Notes is 7.775%. The proceeds from the Trust Notes, after the payment of certain expenses and the establishment of certain reserves, were distributed to beneficiaries of the Trust.

                           RAILCAR TRUST No. 1992-1

                Notes to the Consolidated Financial Statements
-------------------------------------------------------------------------------


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

The Trust's debt agreements are secured by assets with an aggregate net book value of approximately $713 million at December 31, 1999.

                                                         December 31,
                                                    1999             1998

                                                ----------        ----------
                                                     (In Thousands)


    Trust notes...........................        $543,688         $ 642,488
    Secured indebtedness..................          25,434            27,912
                                                  --------         ---------
      Total debt..........................         569,122           670,400
    Less: Current maturities..............         (94,571)         (101,401)
                                                  --------         ---------
      Long-term debt......................        $474,551         $ 568,999
                                                  ========         =========

The fair value of the Trust's long-term debt was approximately $ 582 million at December 31, 1999 and was estimated using a discounted cash flow analysis based on the Trust's incremental borrowing rate.

The aggregate annual maturities of long-term debt (in thousands) as of December 31 are as follows:


              2000                   $ 94,571
              2001                    134,131
              2002                    128,435
              2003                    138,525
              2004                     73,460
                                     --------
              Total debt             $569,122
                                     ========

                           RAILCAR TRUST No. 1992-1

                Notes to the Consolidated Financial Statements
-------------------------------------------------------------------------------


Note D    Summary of Quarterly Financial Data (Unaudited)

The following table summarizes the Trust's quarterly consolidated financial information:

                                                            Quarter Ended
                           March 31,               June 30,              September 30,            December 31,
                     ---------------------   ---------------------   ---------------------   ---------------------
(In Thousands)         1999        1998        1999        1998        1999        1998        1999        1998
------------------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenues..........     $38,259     $38,259     $38,259     $43,580     $38,259     $38,188     $38,257     $49,258

Operating income..      25,785      25,744      25,752      31,064      25,792      25,636      25,796      36,811

Net income........      12,300      10,229      12,687      16,131      13,467      11,262      13,814      22,752

Note: Additional Rent was reflected in the above revenues, operating income and net income in the amount of $5,251 thousand in the quarter ended June 30, 1998 for 1996 Operations and $11,000 thousand in the quarter ended December 31, 1998, of which, $7,000 thousand was for 1997 Operations and $4,000 thousand was for 1998 Operations.

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (In Thousands)


                                                                         December 31,
                                                                      1999           1998
                                                                  ------------   ------------
                             Assets


Cash and cash equivalents......................................      $  3,995       $    663

Prepaid expenses and other.....................................           562            716
                                                                     --------       --------
   Total current assets........................................         4,557          1,379

Investment in Partnership......................................       692,815        749,934

Deferred financing fees........................................           893          1,455
                                                                     --------       --------
Total assets...................................................      $698,265       $752,768
                                                                     ========       ========

                 Liabilities and Trust Surplus

Accrued interest...............................................      $  3,513       $  4,152

Current maturities of Trust notes..............................        91,988         98,923
                                                                     --------       --------

   Total current liabilities...................................        95,501        103,075

Trust notes....................................................       451,700        543,565
                                                                     --------       --------

   Total liabilities...........................................       547,201        646,640

Trust surplus:
 Capital distributions in excess of contributions..............       (81,955)       (74,623)
 Cumulative net earnings.......................................       233,019        180,751
                                                                     --------       --------

   Net trust surplus...........................................       151,064        106,128
                                                                     --------       --------

Total liabilities and trust surplus............................      $698,265       $752,768
                                                                     ========       ========

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                              STATEMENTS OF INCOME
                                 (In Thousands)


                                                                                   Year Ended December 31,
                                                                           1999            1998            1997
                                                                       -------------   -------------   -------------

Revenues:
 Interest income....................................................       $     73        $     35        $     10

Expenses:
 Interest...........................................................        (47,182)        (54,710)        (60,252)
 General and administrative.........................................           (128)           (144)           (110)
                                                                           --------        --------        --------
                                                                            (47,310)        (54,854)        (60,362)
                                                                           --------        --------        --------

Loss from operations before equity in earnings of Partnership.......        (47,237)        (54,819)        (60,352)

Equity in earnings of Partnership...................................         99,505         115,193          97,631
                                                                             --------       --------       --------

Net income..........................................................       $ 52,268        $ 60,374        $ 37,279
                                                                           ========        ========        ========

                            RAILCAR TRUST NO. 1992-1

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT RAILCAR TRUST NO. 1992-1 (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                     Year Ended December 31,
                                                                1999           1998          1997
                                                            ------------   ------------   -----------
Operating activities:
 Net income..............................................     $  52,268      $  60,374      $ 37,279
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Equity in earnings of Partnership.....................      ( 99,505)      (115,193)      (97,631)
   Amortization of discount on debt and deferred fees....           839            881         1,022
   Accrued interest......................................          (639)          (591)         (400)
                                                              ---------      ---------      --------

   Net cash used in operating activities.................       (47,037)       (54,529)      (59,730)


Investing activities:
 Net distributions from Partnership......................       156,624        151,228       122,412
                                                              ---------      ---------      --------

   Net cash provided by investing activities.............       156,624        151,228       122,412


Financing activities:....................................
 Principal payments on borrowings........................       (98,923)       (91,318)      (61,838)
 Distribution to beneficiaries...........................        (7,332)        (5,268)         (750)
                                                              ---------      ---------      --------

   Net cash used in financing activities.................      (106,255)       (96,586)      (62,588)
                                                              ---------      ---------      --------

Net increase in cash and cash equivalents................         3,332            113            94

Cash and cash equivalents at beginning of year...........   -----------    -----------    ----------
                                                                    663            550           456
                                                              ---------      ---------      --------

Cash and cash equivalents at end of year.................     $   3,995      $     663      $    550
                                                              =========      =========      ========